Form 10-Q
period 2022-11-30
Medinotec Inc.
filed 2023-01-17
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2022

or

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 333-265368

Medinotec, Inc.

(Exact name of registrant as specified in its charter)

Nevada	36-4990343
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue North Riding | 2169
(Address of principal executive offices)

+27 87 330 2301
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of January 12, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Unaudited Consolidated Balance Sheets as of November 30, 2022 and February 28, 2022;
3	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended November 30, 2022 and 2021;
4	Unaudited Consolidated Statement of Stockholders’ Equity for the three and nine months ended November 30, 2022 and 2021;
5	Unaudited Consolidated Statements of Cash Flows for the nine months ended November 30, 2022 and 2021; and
6	Notes to the Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

Medinotec Incorporated Group

Consolidated Financial Statements

Unaudited Consolidated Entities Balance Sheet

As of November 30, 2022 and February 28, 2022 (in US$)

	Note	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Assets
Current Assets
Cash		2,846,793	131,577
Accounts receivable, net of allowances		283,401	42,183
Inventory	5.	659,624	438,923
Other current assets		143,833	109,019
Total Current Assets		3,933,651	721,702

Loans and notes receivable	13.	594,243	—
Property, plant and equipment, net of accumulated depreciation	4.	455,421	515,703
Deferred tax asset	10.	108,950	85,626
Total Assets		$5,092,265	$1,323,031
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	7.	178,804	209,019
Long Term Liabilities
Loans payable	6.	2,328,994	1,583,997
Total Liabilities		2,507,798	1,793,016
Equity
Capital stock	9.	11,734	10,000
Capital stock additional paid in capital		3,296,391	—
Deficit (Retained earnings) - ending		(766,143)	(477,090)
Accumulated other comprehensive income/(loss)		42,485	(2,895)
Total Equity		2,584,467	(469,985)
Total Liabilities and Equity		$5,092,265	$1,323,031

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated Group

Unaudited Consolidated Entities Statement of Operations

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2022 $	November 30, 2021 $	November 30, 2022 $	November 30, 2021 $
Revenue
Goods sold	$387,989	$180,748)	$720,339	$450,311
Cost of goods sold	(164,685)	(72,300)	(300,142)	(141,151)
Gross profit	223,304	108,448	420,197)	309,160
Operating expenses
Depreciation and amortization expense	(10,329)	(26,082)	(52,860)	(60,010)
General and administrative expenses	(159,822)	(129,986)	(461,794)	(318,393)
Research and development expenses	(6,405)	(12,624)	(62,356)	(25,821)
Selling expenses	(21,249)	(9,992)	(38,278)	(11,058)
Total operating expenses	(197,805)	(178,684)	(615,288)	(415,282)
Income from operations	25,499	(70,236))	(195,091))	(106,122)
Non-operating income and expenses
Interest income	9,235	—	9,349	2
Other revenue/(expense)	13,245	291	26,353	1,651
Interest expense	(64,760)	(4,483)	(160,593)	(6,051)
Total non-operating income and expenses	(42,280)	(4,192)	(124,891)	(4,398)
Income (loss) before income taxes	(16,781)	(74,428)	(319,982)	(110,520)
Income taxes
Deferred income taxes	19,560	—	(30,905)	—
Net income (loss)	(36,341)	(74,428)	(289,077)	(110,520)
Other comprehensive income/(loss)	(12,469)	(1,126)	(45,380	(112)
Total comprehensive income/(loss)	$(48,810)	$(75,554)	$(243,697)	$(110,632)
Earnings Per Share: Basic	$(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated Group

Unaudited Consolidated Entities Statement of Equity

	Common Stock
	Shares	Amount $	Common Stock Additional Paid in Capital $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Subtotal $	Common control reserve $	Total $
Balance, August 31, 2021	10,000,000	10,000	—	1,014	(36,092)	(25,078)	(359,903)	(384,981)
Net income (loss) for the period	—	—	—	—	(74,428)	(74,428)	—	(74,428)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(1,126)	—	(1,126)	—	(1,126)
Balance, November 30, 2021	10,000,000	10,000	—	(112)	(110,520)	(100,632)	(359,903)	(460,535)
Balance February 28, 2021	—	—	—	—	—	—	—	—
Stock Issued
Issuance of 10,000,000 no par value stock @ $0.001 per share	10,000,000	10,000	—	—	—	10,000	—	10,000
Acquisition of Disa Medinotec Proprietary Limited	—	—	—		—	—	(359,903)	(359,903)
Net income (loss) for the period	—	—	—	—	(110,520)	(110,520)	—	(110,520)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(112)	—	(112)	—	(112)
Balance, November 30, 2021	10,000,000	$10,000	$—	$(112)	$(110,520)	$(100,632)	$(359,903)	$(460,535)

Balance, August 31, 2022	11,733,750	11,734	3,296,391	54,954	(369,922)	2,993,157	(359,903)	2,633,254
Net income (loss) for the period	—	—	—	—	(36,341)	(36,341)	—	(36,341)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(12,469)	23	(12,446)	—	(12,446)
Balance, November 30, 2022	11,733,750	11,734	3,296,391	42,485	(406,240)	2,944,370	(359,903)	2,584,467
Balance February 28, 2022	10,000,000	10,000	—	(2,895)	(117,187)	(110,082)	(359,903)	(469,985)
Stock issued
Stock issued - pursuant to acquisitions @ $2 per share	1,733,750	1,734	3,465,766	—	—	3,467,500	—	3,467,500
Net income (loss) for the period	—	—	—	—	(289,077)	(289,077)	—	(289,077)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	45,380	22	45,404		45,404
Other increase/decrease in stock
Raising fees capitalized	—	—	(169,375)	—	—	(169,375)	—	(169,375)
Balance, November 30, 2022	11,733,750	$11,734	$3,296,391	$42,485	$(406,240)	$2,944,370	$(359,903)	$2,584,467

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated Group

Unaudited Consolidated Entities Statement of Cash Flows

For the Three and Nine Months Ended November 30, 2022 and November 30, 2021

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2022 $	November 30, 2021 $	November 30, 2022 $	November 30, 2021 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(36,341)	$(74,428)	(289,077)	(110,520)
Depreciation, depletion and amortization	19,809	25,322	64,153	60,154
Credit losses	—	—		994
Foreign currency transaction gain (loss), unrealized	—	(283)		1,583
Deferred income taxes and tax credits	16,146	—	(38,630)	(649)
Common control transaction	—	—	—	—
(Increase) decrease in receivables	(258,411)	(29,445)	(250,467)	(15,467)
(Increase) decrease in inventories	116,448	(516,957)	(309,856)	(633,744)
(Increase) decrease in prepaid expense and other assets	(4,511)	1,786	(6,880)	(1,955)
Increase (decrease) in accounts payable and accrued expenses	(108,716)	125,126	(17,383)	62,425
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(255,576)	$(468,879)	(848,140)	(637,179)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(27,482)	(23,485)	(57,042)	(39,902)
Investments made	—	—	—	(11)
Cash used in note advances	(594,243)		(594,243)
NET CASH USED IN INVESTING ACTIVITIES:	(621,725)	(23,485)	(651,285)	(39,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	328,214	509,567	931,713	794,812
Capital raising fee paid in equity	—	—	(169,375)	—
Proceeds from issuance of common stock	—	—	3,467,500	10,000
NET CASH GENERATED BY FINANCING ACTIVITIES	328,214	509,567	4,229,838	804,812
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	10,163	(18,612)	(15,193)	40,037
Net cash increase (decreases) in cash and cash equivalents	$(538,924)	$(1,409)	$2,715,216	$87,683
Cash and cash equivalents at beginning of year	3,385,717	170,067	131,573	80,975
Cash and cash equivalents at end of period	$2,846,793	$168,658	$2,846,793	$168,658

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated Group

to the Consolidated Entities Financial Statements

For the period ended November 30, 2022

1.     Description of Business

Medinotec, Inc (the “Company” or “COMPANY”), was incorporated in Nevada on 26th April 2021.

On the same date a common control event occurred and the Group acquired, through a subsidiary, Disa Medinotec Proprietary Limited. DISA Medinotec Proprietary Limited was incorporated in the Republic of South Africa in 2015. It was formerly known as DISA Vascular 2015 Proprietary Limited and changed its name to DISA Medinotec Proprietary Limited effective 19 October 2020. The Company produces high-quality medical devices through in-depth research and development. The products developed are sold via a network of distributors in many parts of the world and through a direct sales force in South Africa and the United States of America.

The Company is located and headquartered in Johannesburg, South Africa. The Company’s revenues are derived primarily from operations in South Africa and Europe while growing its product offering to penetrate the United States of America in the near future.

The Group’s consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2. Significant Accounting Policies
a. Nature of business/basis of preparation
GAAP of country and IAS

The Consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and conform in all material respects with International Accounting Standards with regards to the presentation of historical cost financial information.

b. Foreign currency translation
Translation of foreign subsidiary

The accounts of the foreign subsidiaries are translated into U.S. dollars. Assets and liabilities are translated at year-end exchange rates and income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

c. Cash and cash equivalents

Highly liquid investments

The Consolidated entities consider all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist primarily of term deposits and certificates of deposit. Investments with maturities from greater than three months to one year are classified as short-term investments, while those with maturities in excess of one year are classified as long-term investments. Cash equivalents and short-term investments are stated at cost which approximates market value.

d. Receivables
Allowance based on a review and management evaluation

The Consolidated entities provide an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts.

Accounts receivable are stated at net realizable value. The majority of customers are not extended credit and therefore time to maturity for receivables is short. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Consolidated entities have not received payments based on agreed-upon terms. The Consolidated entities generally do not require any security or collateral to support their receivables.

No allowance for doubtful debt was recognized as of November 30, 2022 and February 28, 2022, respectively.

e. Property, plant and equipment
Depreciation rates

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for using the straight-line method over the estimated useful lives as follows for the major classes of assets:

Plant and machinery	10 years
Laboratory equipment	5 years
Furniture and fixtures	6 years
Motor vehicles	5 years
Computer equipment	3 years
Office equipment	6 years
Computer software	2 years

f. Inventories
Valuation, costing and obsolescence

Inventories are stated at the lower of cost (Weighted Average) or net realizable value and consist of raw materials, work-in process and finished goods and include purchased materials, direct labor and manufacturing overhead. Management evaluates the need to record adjustments to write down inventory to the lower of cost or net realizable value on an annual basis. The Consolidated entities’ policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods and it writes down its inventory for estimated obsolescence based upon the age of inventory and assumptions about future demand and usage.

g.       Impairment of long-lived assets

The Consolidated entities assess long-lived assets for impairment in accordance with the provisions of Financial Accounting Standards Board ASC 360, Property, Plant and Equipment. Long-lived assets (asset group), such as property and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of November 30, 2022, and February 28, 2022, no impairment charge has been recorded.

h.       Employee benefit plans

The Consolidated entities contribute 2.5% for eligible employees to a pension plan registered under the laws of South Africa. The Consolidated entities also contribute a third of the medical aid contribution for eligible employees to an approved medical insurance scheme.

i.       Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Consolidated entities recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Consolidated entities record interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

j. Financial instruments
Fair Value Measurements

Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Consolidated entities follow the established framework for measuring fair value and expands disclosures about fair value measurements (see Note 3).

ii. Concentrations of Credit Risk

Financial instruments that potentially subject the Consolidated entities to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Consolidated entities invest their excess cash in low-risk, highly liquid money market funds and certificates of deposit with a major financial institution.

iii. Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the quarter ended November 30, 2022 and year ended February 28, 2022 was $45,380 and $449, respectively.

iv. Interest rate Risk

Related party loan interest. Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

v. Numerous risks due to international activities

The Consolidated entities are subject to numerous risks as a result of their international activities. The Consolidated entities are dependent, in large part, on the economies of the markets in which they have operations. Those markets and other markets in which the Consolidated entities may operate are in countries with economies in various stages of development, some of which are subject to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product. As a result, the Consolidated entities are exposed to market risk from these changes, and are subject to other economic and political risks, which could impact their results of operations and financial condition.

k.       Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources and is comprised of net income and other comprehensive income (OCI). OCI includes currency translation adjustments on the Consolidated entities net investment in self-sustaining foreign operations and related hedging gains and losses, translation adjustments related to the translation from the Consolidated entities functional currency to its presentation currency, unrealized gains and losses on available-for-sale securities, hedging gains and losses on cash flow hedges and unrealized net actuarial gain or loss from pension and other postretirement benefit plans.

l.       Revenue recognition

The Consolidated entities generate their revenues from the sale of high-quality medical devices which are self-manufactured through in-depth research and development. The products developed are sold via a network of distributors in many parts of the world and through a direct sales force in South Africa.

All sales are made with Free on Board INCO terms therefore the risk transfers to the purchaser as soon as it leaves the warehouse of DISA Medinotec,

Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Consolidated entities expects to receive in exchange for those products.

The Consolidated entities apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

• identify the contract with a customer,

• identify the performance obligations in the contract,

• determine the transaction price,

• allocate the transaction price to performance obligations in the contract, and

• recognize revenue as the performance obligation is satisfied.

Under ASC Topic 606, the Consolidated entities estimate the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term, rather than when fees become fixed or determinable.

Payment Terms

Our payment terms generally are 30 days from statement. The time between a customer’s payment and the receipt of funds is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our payment terms are generally fixed and do not include variable revenues.

Accordance with industry practice

Sales revenue is recognized in accordance with industry practice which is when all the risks and benefits of ownership of products have been transferred to customers under executed sales agreements.

m.       Cost of goods sold

Cost of revenue consists primarily of raw material purchases, manufacturing costs, including machine time and employee benefits paid to operational personnel associated with the production of our medical devices.

n.       Principles of Consolidation

Consolidated - all intercompany transactions eliminated

The Consolidated financial statements include the accounts of Medinotec Inc , Medinotec Capital Proprietary Limited Consolidated and the financial statements of DISA Medinotec Proprietary Limited, known as the Medinotec Group of Companies. All significant intercompany transactions have been eliminated.

q.       Use of estimates

Actual results could differ

The preparation of Consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and may have impact on future periods.

p.       Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the Consolidated balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in the Consolidated statement of operations. The Consolidated entities adopted ASC 842 on April 26, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Consolidated financial statements, with certain practical expedients available.

q.       Recently issued accounting standards

Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. With respect to available-for-sale (AFS) debt securities, the standard amends the current other-than-temporary impairment model. For such securities with unrealized losses, entities will still consider if a portion of any impairment is related only to credit losses and therefore recognized as a reduction in income. However, rather than also reflecting that credit loss amount as a permanent reduction in cost (amortized cost) basis of that AFS debt security, the standard requires that credit losses be reflected as an allowance. As a result, under certain circumstances, a recovery in value could result in previous allowances, or portions thereof, reversing back into income. This standard expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. For the Consolidated entities, this standard is effective December 15, 2022, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Consolidated entities is currently assessing this standard’s impact on the Consolidated entities (Consolidated) result of operations and financial condition.

3.     Fair Value Measurements

The Consolidated entities report all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Consolidated entities has the ability to access at the measurement date.

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3—Inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

At November 30, 2022 and February 28, 2022, all of the Consolidated entities cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.     Property, plant and equipment

Property, plant and equipment consist of the following:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Leasehold improvement	20,456	22,824
Computer equipment	163,286	182,184
Computer software	62,517	69,842
Office equipment	7,776	8,676
Furniture and fixtures	110,736	122,418

Motor vehicles	13,306	14,846
Small assets	15,124	16,874
Plant and machinery	1,180,492	1,256,690
Laboratory equipment	267,272	298,205
Total cost	1,840,965	1,992,559
Foreign currency adjustment	2,549	32,891
Total accumulated depreciation	(1,388,093)	(1,509,747)
Total	$455,421	$515,703

Depreciation and amortization of property, plant and equipment totaled approximately $62,340 for the nine months ending November 30, 2022 and $106,114 for the fiscal year ended February 28, 2022.

The depreciation of assets used in the manufacturing process are considered to be a product cost and will be allocated or assigned to the goods produced. During the period $9,480 of depreciation and amortization was allocated to goods produced.

The Consolidated entities have not acquired any property and equipment under capital leases.

5.    Inventories

Inventory consists of the following:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Merchandise	688,652	438,923
Less provisions for obsolescence	(28,958)	—
Total	$659,624	$438,923

6.    Loans payable

Loans from related parties

Other financial liabilities consist of a loan from a related party:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Minoan Medical Proprietary Limited	2,328,703	1,583,672
Minoan Capital Proprietary Limited	291	325
Total debt	2,328,994	1,583,997

Minoan Medical Proprietary Limited:

This is an unsecured loan which is repayable over the next 3 years. The loan carries interest at the prevailing prime lending rate of the time (2022: interest free). The prevailing prime lending rate on the quarter ending November 30, 2022 in South Africa is 10.5%. The interest charged for the quarter was $51,545 and a 1% movement in the interest rates constitutes a value of $19,636 on an annual basis and $4,909 per quarter.

The Consolidated entities have the option to early settlement in cash or shares.

Minoan Capital Proprietary Limited:

This is an unsecured, interest free loan with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Consolidated entities as the CEO Dr. Gregory Vizirgianakis has common control.

7.    Accounts payable and accrued expenses

Accounts payable by period

Accounts payable consist of the following:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Trade accounts payable	152,266	160,687
Accrued payroll, payroll taxes and vacation	26,538	8,714
Deferred rent	—	184
Other payables	—	39,434
Total	$178,804	$209,019

8.   Commitments

a. Leases and deferred rent

The Consolidated entities lease office and warehouse spaces under noncancelable operating lease agreements, which expire through 2023. The Consolidated entities are required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Consolidated entities facilities.

Certain of the Consolidated entities’ operating leases contain predetermined fixed escalations of minimum rentals during the lease term. For these leases, the Consolidated entities recognize the related rental expense on a straight- line basis over the life of the lease from the date the Consolidated entities takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. As of November 30, 2022 $0 had been accrued.

Future minimum lease payments under noncancelable operating leases as of November 30, 2022, are as follows:

Years ending February 28 (Unaudited)	2023
2023	$7,487

Rental expense for operating leases for the quarter ended November 30, 2022 was $13,957.

b. Litigation

From time to time, the Consolidated entities may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Consolidated entities may agree to indemnify third parties with whom they enter into contractual relationships, including customers, lessors, and parties to other transactions with the Consolidated entities, with respect to certain matters. The Consolidated entities have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Consolidated entities products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Consolidated entities limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

From time to time, the Consolidated entities are subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Consolidated entities that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Consolidated entities.

At reporting date there is no known material litigation or claims against the Consolidated entities.

9.   Stockholders’ equity

a. Authorized and issued stock by period

Authorized:

As of November 30, 2022, the Medinotec Inc., the parent Company, had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise of warrants, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of November 30, 2022, Medinotec Inc., the parent Company, had 20,000,000 shares of preferred stock authorized and available to issue.

Issued and outstanding shares

	November 30 2022 (unaudited)	February 28 2022 (unaudited)
Common stock	$11,734	$10,000
Common stock additional paid in capital	$3,296,391	$—

10.   Income taxes

a. Provision for income taxes

The components of income tax expense are as follows:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Tax from operations
Current
Deferred/future
Foreign	19,560	(65,003)
Total	$19,560	$(65,003)

b. Deferred taxes/Future income tax assets and valuation allowance

Significant components of the Consolidated entities future tax assets are as follows:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Deferred rent	—	51
Leave pay provision	1,682	895
Provision for royalties	4,563	—
Assessed losses	102,705	84,680
Total	108,950	85,626
Net deferred/future tax asset	$108,950	$85,626

Deferred tax assets refer to assets that are attributable to differences between the Consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income.

11.   Related party transactions

Related Party Summary

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan and Sales	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses		Dr Gregory Vizirgianakis is the ultimate beneficial owner
DISA Vascular Distribution Proprietary Limited trading as DISA Lifesciences	Distributor appointed by DISA Medinotec Proprietary Limited for Africa	Sales Income

Pieter van Niekerk – Serves as independent non-executive according to distribution agreement

Pieter van Niekerk resigned as a non-executive director on October 14, 2022 and therefore the related party relationship ceased to exist on the same date.

n/a external third party
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical Proprietary Limited.

Set forth below is a table showing the Consolidated entities’ rent paid and accounts payable for the quarter ended November 30, 2022, with Minoan Capital:

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Rent	8,205	38,157

Rent is comparable to rent charged for similar properties in the same relative area. The Consolidated entities do market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

b. Loan

This is an unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited. This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited Incorporated during the developmental and startup phase. After the acquisition of DISA Medinotec Proprietary Limited into the Medinotec Group of companies, the Medinotec Group of Companies assumed this liability. During the Covid challenges, interest on the loan was waived due to the loan being classified as an equity investment at that stage, before the post balance sheet transfer of DISA Medinotec Proprietary Limited Incorporated to the Medinotec Group of Companies. The Medinotec Group of Companies have a period of 3 years post any IPO date/ date at which the company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The prevailing prime lending rate on the quarter ending November 30, 2022 in South Africa is 10.5%. The interest charged for the quarter was $51,545 and a 1% movement in the interest rates constitutes a value of $19,636 on an annual basis and $4,909 per quarter. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

The Consolidated entities, particularly Medinotec Inc. have the option to settle earlier and settlement can be in cash or shares.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Medinotec Group of Companies Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited Incorporated was one of these investments before it got transferred into the Medinotec Group of Companies. Pieter van Niekerk also serves as a director on Minoan Medical Proprietary Limited.

Operational charges are charged to the loan account in the Consolidated entities.

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
Minoan Medical Proprietary Limited	2,328,703	1,583,672
Minoan Capital Proprietary Limited	291	325
Total	$2,328,994	$1,583,997

c. Sales to commonly controlled entities

The Consolidated entities sell the majority of their stock  to DISA Vascular Distribution t/a DISA Life Sciences.

DISA Life Sciences is the main distributor of the products of DISA Medinotec Proprietary Limited in South Africa. This relationship is governed by a distribution agreement which DISA Lifesciences needs to adhere to, the company is owned by an independent third party but according to the distribution agreement DISA Life sciences needs to allow a Director of DISA Medinotec Proprietary Limited Incorporated registered in South Africa to become a board member in an Non – Executive role to oversee that good corporate governance is maintained by the company and that the good name of DISA Medinotec Proprietary Limited Incorporated does not come into despair. Currently, the Board position is held by Mr. Pieter van Niekerk, who is also the CFO of the Medinotec Group of Companies. Mr. van Niekerk has no operational involvement and also no financial interest or benefit paid to him for assuming the role of independent non-executive of the company.

Apart from this non-executive directorship position there is no other related party ties to DISA Life Sciences. On October 14, 2022, Mr. Pieter van Niekerk resigned as a director of DISA Lifesciences to focus on other commitments, on this same date the DISA Lifesciences ceased to be a related party to DISA Medinotec.

DISA Life Sciences is one of the top 5 biggest distributor of medical devices in the Republic of South Africa and therefore DISA Medinotec Proprietary Limited registered in South Africa utilizes their sales footprint for cost efficiencies. All trading is considered to be at arm's length.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Medinotec Group of Companies Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited Incorporated was one of these investments before it got transferred into the Medinotec Group of Companies. All sales made to Minoan Medical Proprietary Limited were utilized to build the export market for DISA Medinotec South Africa. In the future these sales will be made directly to the export countries without utilizing Minoan Medical Proprietary Limited as an intermediate. These sales were made on the same terms as the DISA Life Sciences distribution agreement. Pieter van Niekerk also serves as a director on Minoan Medical Proprietary Limited.

The distribution agreement between DISA Lifesciences and DISA Medinotec Proprietary Limited Incorporated was entered into after a market feasibility study was conducted. Medical devices are registered with a fixed maximum sales price, which is regulated within South Africa. It was determined that the profit split allowed between the two companies would be based on this approved market price, where DISA Lifesciences would be allowed only to have 10% of the total sales value and DISA Medinotec Proprietary Limited Incorporated the remaining balance.

This profit split was determined by a benchmark study that was completed by an external firm who compared the profit margins of a distribution/wholesale business. The allowed profit margin was concluded as being within the appropriate benchmark and therefore arm’s length. The data base used to determine the market related margin is the Worldwide Private Company Data Base from Thomson Reuters. Therefore, this agreement is deemed to be market related and at arm’s length and compliant with. ASC 850-10-50-6 and ASC 850-10-50-5.

Sales between the entities are settled on a regular basis and there is no long outstanding Accounts receivable.

Set forth below is a table showing the Consolidated entities sales and accounts receivable for the quarter ended November 30, 2022 and year ended February 28, 2022 with DISA Lifesciences and Minoan Medical.

	November 30 2022 $ (unaudited)	February 28 2022 $ (unaudited)
DISA Life Sciences
Sales	117,772	525,558
Accounts receivable	2,981	1,242
Minoan Medical
Sales	—	465,695

These transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

12.   Business Acquisitions

Acquisition of Disa Medinotec Proprietary Limited

On March 2, 2022, the Medinotec Inc. and Medinotec Capital Proprietary Limited acquired 100 percent of the issued and outstanding shares of DISA Medinotec Proprietary Limited. The consideration payable was $11 for the outstanding equity and the Group assumed the responsibility of the loan account ($1,583,661) payable to Minoan Medical Proprietary Limited. Due to the control of businesses being in principal 95% the same between the Group and the previous ultimate beneficial owner of DISA Medinotec Proprietary Limited the transaction would therefore be deemed a common control transaction. Due to common control being established on April 26, 2021 (the incorporation date of the registrant) the effective date is deemed to be at this date.

The Group acquired the assets and liabilities noted below: (Unaudited)

Cash	80,975
Accounts and other receivables	41,742
Inventory	424,810
Property, plant and equipment	507,956
Deferred tax assets	22,449
Accounts payable and accrued liabilities	(120,987)
Long-term debt	(1,316,848)
Common control reserve	$ (359,903)

The accompanying consolidated statement of operations and retained earnings includes the results of operations of DISA Medinotec Proprietary Limited from the acquisition date to November 30, 2022.

The following represents pro forma information as if the acquisitions of DISA Medinotec Proprietary Limited had occurred on March 1, 2020. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had the acquisitions been in effect for the entire specified periods.

	Year ended February 28 2022 $ (unaudited)	Year ended February 28 2021 $ (unaudited)
Revenue	$1,215,905	$493,642
General and administration	$(601,094)	$(409,505)
Net loss	$(167,764)	$(36,682)

	Three months ended		Nine months ended
	November 30, 2022 $ (unaudited)	November 30, 2021 $ (unaudited)	November 30, 2022 $ (unaudited)	November 30, 2021 $ (unaudited)
Revenue	$387,989	$180,748	$720,340	$625,934
General and administration	$(159,822)	$(129,986)	$(461,793)	$(424,139)
Net Income / (loss)	$(36 341)	$(74,428)	$(289,077)	$(180,742)

To properly account for the transfer of the membership interests of DISA Medinotec Proprietary Limited, the Company reviewed the ownership structure of all of the entities involved in the contribution transaction, as contemplated in the Registration Statement, and concluded that in accordance with ASC 805-50-25-2, the contribution of such membership interests will qualify as a transfer of ownership between entities under common control.

“When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control, for example, because pushdown accounting had not been applied, then the financial statements of the receiving entity shall reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control.”

ASC 805-50-15-6 states that the guidance in the Transactions Between Entities Under Common Control Subsections applies to combinations between entities or businesses under common control in which an entity charters a newly formed entity and then transfers some or all of its net assets to that newly chartered entity.  If the guidance in the subsection applies, then in accordance with ASC 805-50-30-5, the Company will initially measure the recognized assets and liabilities transferred at their carrying amounts (historical cost) in the accounts of the transferring entity at the date of transfer.

The Company believes the financial information of DISA Medinotec Proprietary Limited is properly presented based on the carryover basis of accounting because the transfer of the ownership qualifies as a reorganization of entities under common control.

In ASC 805, “control” has the same meaning as “controlling financial interest” in ASC 810-10-15-8. A “controlling financial interest” is generally defined as ownership of a majority voting interest by one entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity. U.S. GAAP does not define the term “common control.”

The accounting treatment for the contribution of the membership interests of DISA Medinotec Proprietary Limited into the structure of Medinotec Inc Nevada was based upon the following facts:

At the date of incorporation of Medinotec Inc in Nevada April 26, 2021, Gregory Vizirgianakis (CEO) was the 100% ultimate beneficial owner of DISA Medinotec Proprietary Limited and owned 95% of Medinotec Inc in Nevada.

Based upon the facts as outlined above, the Company applied the guidance outlined in ASC 805-50 which deals with transactions between entities under common control.

Transactions between entities under common control are accounted for in a manner similar to the pooling of-interest method. Thus, the financial statements of the commonly controlled entities would be combined, retrospectively, as if the transaction had occurred at the beginning of the period. However, ASC 805-50-45-5 states that prior years’ comparative information is only adjusted for periods during which the entities were under common control. In addition, ASC 805-50-45-2 requires that the “effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented shall be eliminated to the extent possible.”

DISA Medinotec Proprietary Limited was deemed to be under common control prior to March 2, 2022 share transfer date and therefore the acquisition was retrospectively applied from April 26, 2021, the formation date of registrant.

The proforma information as disclosed in this note have been prepared to present this.

13.   Loans and notes receivable

	November 30 2022 $ (umaudited)	February 28 2022 $ (unaudited)
Innovative outcomes	594,243	—

In furtherance of our efforts to expand into the United States, on September 16, 2022, we entered into an unsecured revolving line of credit to lend Innovative Outcomes, Inc. up to $750,000. We have lent $585,000 so far under the line.

Innovative Outcomes is a US distributor in Little Rock, Arkansas, and we plan to enter into an arrangement with the company for the marketing and distribution of our products for a fee and to cover expenses. The funds from our line of credit will be used by Innovative Outcomes for setting up infrastructure for our products, including a headquarters for sales representatives, an administrative hub and customer services to handle all back-office items, setting up a sales system and marketing program, warehousing of inventory in a licensed warehouse, setting up distribution capabilities, marketing activities and training activities.

•	Maximum allowed according to Revolving Credit Agreement: $750,000
•	Amounts advanced shall bear interest at a per annum rate equal to eight percent (8.0%), compounded monthly. In the event of a default, any amounts advanced will bear interest at (12%) per annum.
•	Maturity: September 30, 2024
•	Unsecured
•	Amount drawn: $585,000

14.   Subsequent events

The were no events after the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

Medinotec Inc. established Medinotec Capital Proprietary Limited in South Africa as a wholly owned subsidiary, which in turn acquired DISA Medinotec Proprietary Limited, after successfully proving that a private placement of a minimum of $3 Million was feasible.

Medinotec Capital Proprietary Limited acquired DISA Medinotec Proprietary Limited (therefore establishing the Medinotec Group of Companies), a South African based medical device manufacturing and distribution company.

In 2018, DISA Medinotec Proprietary Limited developed its most innovative product to date – the Trachealator. This award-winning (Medical Design Excellence Awards – Gold Winner 2021) balloon catheter was developed to address an as-yet unmet supply need in the specialty of advanced airway management, more specifically tracheal dilation. That makes this innovative product in our opinion a world first in its ability to dilate a patient’s airway while maintaining ventilation to the patient without obstructing his/her airway.

This life-saving device has quite literally changed the way that tracheal and, to a degree, bronchial stenosis, is managed in extremely ill patients. This is especially true in a post Covid-19 world where tracheal stenosis due to extended tracheal intubation is becoming an ever more frequent pathology encountered by surgeons, who, thanks to The Medinotec Group of Companies, they now have a safe and effective tool at their disposal.

The Medinotec Group of Companies is currently in management’s opinion considered a global leader in tracheal non-occlusive airway dilation technology. This belief of management was formed on the fact that there are a number of airway dilation balloons that are offered for the management of tracheal stenosis, but to our knowledge all of them are occlusive in nature. The fact that the Trachealator is a non-occlusive airway solution, allowing for continuous ventilation during dilation, results in management believing that we could be regarded as a global leader in this technology.

Other products manufactured by The Medinotec Group of Companies include:

•	The “Cape Cross PTCA Catheter” The Medinotec Group of Companies also designed and developed a range of semi-compliant coronary PTCA balloon catheters known as the Cape Cross, which attained a CE Mark and are marketed around the world and in South Africa, becoming a widely used interventional balloons in the market. A PTCA balloon catheter (also known as a Plain Old Balloon Angioplasty [“POBA”] catheter) is inserted either from the groin or the arm and threaded through the blood vessels, through the aorta into the heart. The cardiac surgeon and/or interventional cardiologist will move the catheter to the blocked artery (plaque). The balloon part of the catheter is inflated to open the blockage in the artery, after which the balloon is deflated, and the entire catheter withdrawn and removed. If this procedure is not effective enough to open the artery, a coronary stent will be placed inside the diseased area of the artery.

•	Cape “Cross Non-Compliant (“NC”)” Catheter On the back of the Cape Cross, the Cape Cross NC Catheter was developed for post dilation purposes. The product has become a mainstay of our cardiology range. It is CE Marked and widely used in South Africa. After a stent is placed in an artery, it is followed up by moving a NC catheter to the site where the stent was placed. The NC catheter balloon part is then inflated inside the stent. This is done to “seat” the stent inside the artery wall. In other words, if the stent was not optimally placed, the NC Catheter can be used to make the stent fit “snugly” against the artery wall to avoid dislodgement and movement of the stent after placement.

•	The “Lamprey” Suction Dissector, a surgical tool used in the fields of neurosurgery, ear, nose and throat (“ENT”) surgery and general surgery to combine the processes of suctioning blood out of the surgeon’s field of view while allowing him/her to dissect sensitive structures without having to change instruments.

•	The Aortic Perfusion and Dilation Catheter, a non-occlusive perfusion balloon to allow the expansion of the aortic valve (“BAV” or Balloon Aortic Valvuloplasty) without impeding the cardiac output, which is currently in the mid stages of research and development and could potentially be used to post-dilate the artificial valve in Transcatheter Aortic Valve Implantation (“TAVI”), a rapidly growing market, without the need for pacing.

•	A highly specific, niche Chronic Total Occlusion (“CTO”) Catheter of 1mm in diameter. This micro balloon catheter addresses an extremely specific market need for difficult coronary cases and will cement our position as one of the leading specialized coronary balloon catheter manufacturers in the world.

•	A new self-expanding, temporary, silicone Tracheal Stent to be used in conjunction with the Trachealator in the treatment of tracheal stenosis. The complimentary nature of this product will build on our current expertise in the field of advanced airway management.

The following distinct and finite developmental phases / stages are applicable to all our product pipeline, namely:

1)	R&D

2)	Pre-production prototyping

3)	Testing

4)	Production

5)	Clinical trials

6)	MDR/CE Mark accreditation

7)	Local marketing & selling

8)	International sales outside the US

9)	FDA 510 (k) approval

10)	Sales to the United States.

The products described have reached the following stages:

Trachealator:

The only outstanding phase is the commencement of material sales into the United States. All the necessary preparations have been made (e.g., renting offices, hiring sales and admin staff) and it is therefore envisaged that sales will begin once all paperwork and compliance matters are addressed. While unlocking the United States of America as a commercial market for the product various Compliance documents and customer registration were completed, these customers are performing their own in-house clinical overviews of the product. The first order for $10,000 was placed during December, 2022 which means commercialization in the United States of America has started.

Cape Cross PTCA Catheter:	FDA 510(k) approval still needs to be obtained.
Cape Cross NC Catheter:	FDA 510(k) approval still needs to be obtained
Lamprey Suction Dissector:	R&D, Testing, Pre-Production Prototyping, Production, Clinical Trials, and CE Marking have all been completed. Commercialization of this product have been paused in order to prioritize other products with better commercial prospects.
Aortic Perfusion & Dilatation Catheter:	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials, Application for MDR CE Mark Accreditation has been submitted.
Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping
Tracheal Stent:	R&D

Medinotec Inc. was formed in Nevada and is at the moment a holding company, but it is expected to facilitate the sales of all products in the United States directly in the near future. Therefore, over time, as we implement our business plan and realize commercial operations in the United States, we believe Medinotec Inc. will become the primary operating company within the Medinotec Group of Companies and the South African DISA Medinotec Proprietary Limited will be the manufacturing platform for the operations in the United States and other countries.

Results of Operations for the Three and Nine Months ended November 30, 2022 and 2021

The Consolidated Medinotec Group of Companies’ revenue for the quarter ended November 30, 2022 was $387,989 compared to $180,748 in revenue being recorded in the comparative quarter for the prior year. The Consolidated Medinotec Group of Companies’ revenue for the nine months ended November 30, 2022 was $720,340 compared to $625,934 (proforma) revenue being recorded in the comparative nine months in the prior year.

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the quarter ended November 30, 2022 was $387,989 compared to $180,748 in revenue being recorded in the comparative quarter for the prior year. The Consolidated Medinotec Group of Companies’ revenue for the nine months ended November 30, 2022 was $720,340 compared to $625,934 (proforma) revenue being recorded in the comparative nine months in the prior year.

The revenue was up in comparison to the prior year with $207,241 for the quarter and up by $94,406 for the nine months. The reason for the higher sales growth in quarter three was due to demand in the South African region and replenishing of inventory levels by hospitals as well as increased interest and demand in the products of the Medinotec Group of Companies. The growth presented includes the following negative economic and internal issues:

•	DISA Medinotec trades out of South Africa and its functional currency is the South African Rand, The Rand weakened from an average conversion rate of 1$: 14.4 (2021) to 1$: 17.9 (2022) against the US Dollar. This translated to a decrease of 24% due to dollar strength when the Rand was converted for reporting purposes, which means a decrease of approx. $172,882 (for nine months) and $93,117 for the quarter in sales when converted to dollars from Rands. The Rand was very volatile against the US Dollar especially in the third quarter ended November 30, 2022. Most of the year-to-date differences discussed here are attributable to the second and third quarter during which the Rand experienced the most volatility.

•	There was a machine breakdown that occurred in the last week of April and the repair process lasted three weeks, therefore leaving a back log in production and invoicing of products volume losses in this period accounted for an estimated $62,983 for the nine months and all of this can be attributed to the first quarter, since the breakdown lasted from April to May. An increased number of sales were made in the third quarter due to most of the backlogs being addressed, therefore a significant increase in sales volumes were experienced over and above the negative impact of the Rand conversion rate on sales.

This table indicates the sales per product as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Three months ended (unaudited)		Medinotec Inc Group Consolidated Nine months ended (unaudited)		Proforma Medinotec Inc Group Consolidated Nine months ended (unaudited)		Proforma Medinotec Inc Group Group Consolidated (unaudited)
Product Type	22-Nov	21-Nov	22-Nov	21-Nov	22-Nov	21-Nov	22- Feb	21- Feb
Cape Cross NC Catheter	134,202	33,378	187,573	83,157	187,573	115,588	135,272	122,835
Cape Cross PTCA Catheter	123,079	71,856	221,759	179,021	221,759	248,840	291,215	131,960
Trachealator Catheter	130,708	75,514	311,008	188,133	311,008	261,505	306,037	188,045
Components	-	-	-	-	-	-	483,381	50,800
	387,989	180,748	720,340	450,311	720,340	625,934	1,215,905	493,640

For the nine months ending November, 30 2021 consolidated figures are presented from April, 26. Proforma figures are presented from March, 1 to November, 30. This was done to demonstrate a full comparative period compared to the same period in the current reporting period.

Revenue generated by affiliations to related parties were as follows:

Sales to Minoan Medical stopped during Q1 of the 2023 financial year due to the fact that DISA Medinotec now employs its own international sales and marketing manager, which was outsourced in the past. Minoan primarily facilitated export business on behalf of DISA Medinotec.

For the quarter ending November 30, 2022, we generated revenue through sales to DISA Lifesciences Proprietary Limited of $117,772 and $335,786 for the nine months ended November 30, 2022. Pieter van Niekerk ceased to be a director on DISA Lifesciences on October 14, 2022 after which the business will not be a related party to the Medinotec Group anymore, but due to the extensive sales reach of DISA Lifesiences it will remain a material distributor for the Medinotec Group in South Africa which generates 68% of the sales for the Medinotec Inc Group of Companies.

For the quarter ending November 30, 2021, we generated revenue through sales to DISA Lifesciences Proprietary Limited of $150,254 and $375,419 for the nine months ended November 30, 2021.

The profit percentage on these related party transactions was determined by a benchmark study that was completed by an external firm who compared the profit margins of a distribution/wholesale business. The allowed profit margin was concluded as being within the appropriate benchmark and therefore arm’s length. The data base used to determine the market related margin is the Worldwide Private Company Data Base from Thomson Reuters. Therefore, this agreement is deemed to be market related and at arm’s length and compliant with. ASC 850-10-50-6 and ASC 850-10-50-5.

Cost of Goods

The Consolidated Medinotec Group of Companies recorded cost of goods of $164,685 for the quarter ending November 30, 2022 up from $72,300 for the quarter ending November 30, 2021. For the nine months ending November 30, 2022, the Consolidated entities recorded Cost of Goods Sold of $300,142, up from $222,737 (Proforma) for the nine months ending November 30, 2021.

The most material change in the increase of cost of goods is the function that it is directly relatable to sales and therefore the cost of goods followed the same upward trend as sales.

This increase in Cost of sales over time follows the sales trend but also indicates a shift in production to include the sale of more complex products into the product mix, therefore the production facility is approaching its fuller capacity and the allocations of labor and machine time to product costing per unit manufactured is expected to increase. The Rand weakened from an average conversion rate of 1$: 14.4 (2021) to 1$: 17.9 (2022) a 24% decline against the US Dollar. Therefore, even though on the face value it seems like cost of sales per unit decreased on a three and nine month basis from FY 2022 to 2021 it includes a positive conversion adjustment of approximately $41,171 for the quarter ending November 30, 2022 and a foreign exchange conversion of the $75,031 for the nine months ending November 30, 2022. As discussed above constituted the bulk of this increase. The Rand was very volatile against the US Dollar especially second and third quarter. Most of the differences discussed here are attributable to these two quarters.

Due to the once off sales transaction of $483,381 in Q4 for the prior fiscal for DISA Medinotec Proprietary Limited there is no obsolete stock for the period ending November 30, 2022. This transaction was concluded to sell components that was close to expiration date due to sales declining during the covid pandemic.

No related party transactions are recorded in cost of sales for both quarters in 2022 and 2021.

Operating Expenses

The Consolidated Medinotec Group of Companies operating expenses were $197,805 for the quarter ended November 30, 2022, up from $178,684 for the quarter ended November 30, 2021. The Consolidated Medinotec Group of Companies operating expenses were $615,287 for the nine months ended November 30, 2022, up from $545,617 (Proforma) for the nine months ended November 30, 2021.

The Rand weakened from an average conversion rate of 1$: 14.4 (2021) to 1$: 17.9 (2022) against the US Dollar. Therefore, this will cause an expense decrease/improvement of 24% on the operating expenses due to dollar strength within the conversion rate applied. The currency effect is a decrease in operating expenses of $94,946 for the nine months of which $47,473 related to the third quarter ending November 30, 2021. The Rand was very volatile against the US Dollar especially in the third quarter ended November 30, 2022. Most of the differences discussed here are attributable to the third quarter:

After taking into account the effects of the foreign currency exchange, the remaining changes are mainly attributable to the Sales and Marketing expenses that, together with the Compliance cost, showed a step cost increase to support the higher sales figure. Due to the amount of territories entered during the year, there was also an increase in general compliance costs to list products in these countries and to provide initial training and marketing into these countries.

One of the major components that affects the operating expenses is the costs of compliance for the business. These costs increased significantly as we started to grow our product portfolio in FY2022 and is expected to rise as we enter new sales territories. Certain costs are once off in nature and others will be recurring this will be determined after the markets were entered and all regulatory requirements met.

	Medinotec Inc Group Consolidated Three months ended (unaudited)		Medinotec Inc Group Consolidated Nine months ended (unaudited )		Proforma Medinotec Inc Group Consolidated Nine months ended (unaudited )		Proforma Medinotec Inc Group Group Consolidated (unaudited )
	22-Nov	21-Nov	22-Nov	21-Nov	22-Nov	21-Nov	22-Feb	21-Feb
Compliance cost	67,693	12,426	162,805	72,519	162,805	102,563	161,168	83,145

For the nine months ending November, 30 2021, consolidated figures are presented from April, 26. Proforma figures are presented from March, 1 to November, 30. This was done to demonstrate a full comparative period compared to the same period in the current reporting period.

Sales and Marketing expenses was insignificant due to Covid restrictions stopping travel and conferences, this started to normalize in FY 2022 and is expected to grow significantly in the later end of FY 2023 since most trade shows and conferences happen in the final two quarters of our financial year, the dedicated sales force will continue to grow as new territories pass the compliance hurdles.

	Medinotec Inc Group Consolidated Three months ended (unaudited)		Medinotec Inc Group Consolidated Nine months ended (unaudited )		Proforma Medinotec Inc Group Consolidated Nine months ended (unaudited )		Proforma Medinotec Inc Group Consolidated (unaudited )
	22-Nov	21-Nov	22-Nov	21-Nov	22-Nov	21-Nov	22-Feb	21-Feb
Sales and Marketing	21,249	9,992	38,278	11,058	38,278	12,650	17,271	13,091

For the nine months ending November, 30 2021 consolidated figures are presented from April, 26. Proforma figures are presented from March, 1 to November, 30. This was done to demonstrate a full comparative period compared to the same period in the current reporting period.

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the third quarter ending was $8,204. The related party rental expenses in the same quarter preceding year ending November 30, 2021 amounted to $9,529.

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the nine months ending November 30, 2022 was $25,804. The related party rental expenses in the same nine months in the preceding year ending November 30, 2021 amounted to $22,616.  The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

 Net Loss

The Consolidated Medinotec Group of Companies for the quarter ending November 30, 2022 showed total net loss of $36,341 down from a loss of $74,428 from the prior quarter ending November 30, 2021. The Consolidated Medinotec Group of Companies for the nine months ended November 30, 2022 showed a total net loss of $ 289,076, up from $180,742 (Proforma) in the prior financial year nine month period.

The change is mainly attributable to the currency fluctuations, general and Admin expenses and sales and marketing expenses which showed a step cost increase to support the higher sales figure, which includes the compliance costs discussed in operating expenses above which is expected to continue to rise as new planned roll territories become active.

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for rental expenses in the third quarter ending November 30, 2022 was $8,205. The related party rental expenses in the same quarter preceding quarter ending November 30, 2021 amounted to $9,539. Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the nine months ending November 30, 2022 was $25,804 and for the nine months ending November 30, 2021 amounted to $22,616. The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

Interest charged on the loan account for the quarter ended in favor of related party Minoan Medical Proprietary Limited was $51,545 for the quarter ended November 30, 2022, up from $0 in the same quarter ending November 30, 2021. This change is attributable to the fact that there was an interest waiver in place from the main shareholder at the time to support the company through Covid 19 the interest charges resumed in 2022 at the prime lending rate of South Africa. Interest charged on the loan account for the nine months ended in favor of related party Minoan Medical Proprietary Limited was $125,966 for the nine months ended November 30, 2022, up from $0 in the same nine months ending November 30, 2021. This change is attributable to the fact that there was an interest waiver in place from the main shareholder at the time to support the company through Covid 19 the interest charges resumed in 2022 at the prime lending rate of South Africa. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6

Liquidity and Capital Resources

The Consolidated Medinotec Group of Companies as of November 30, 2022, had total current assets of $3,933,651 and total assets in the amount of $5,092,265. Total current liabilities as of November 30, 2022 was $178,804. Consolidated we had working capital of $3,754,847 as of November 30, 2022.

As of November 30, 2021 the Consolidated Medinotec Group of Companies had total current assets of $721,702 and total assets in the amount of $ 1,323,031. Consolidated total current liabilities as of November 30, 2021 was $209,019. We had working capital of $512,683 as of November 30, 2021.

This increase was mainly due to growth in working capital to support future sales growth and the successful private placement during which $3,467,500 was raised.

Investing activities used $621,725 during the quarter ended November 30, 2022 and $23,485 for the prior quarter ending November 30, 2021. Investing activities used $651,285 during the nine months ended November 30, 2022 and $39,913 for the nine months ending November 30, 2021. The investment into property, plant and equipment peaked in the 2021 Fiscal period as the plant reached maximum potential production its current form. The new focus will be on sales and compliance activities as described in the operating expenses section during the third quarter ending November 30, 2022. $594,243 was invested into a revolving credit facility with a company called Innovative Outcomes Inc. Innovative outcomes will utilize this facility to build a sales and infrastructure for Medinotec Inc Group in the United States. The maximum draw down allowed for this facility is $750,000 and this facility constitutes the only planned major capital commitments that existed at November 30, 3022.

Operating activities used cash of $255,576 during the quarter ended November 30, 2022 compared to $468,879 for the same quarter ended 2021. This is mainly due to the net loss and operating expenses described above and an increase in investment for accounts receivables. Since sales significantly increased quarter over quarter the terms of customers to pay the business also increased with approximately $258,411 in accounts receivables. As the business continues to grow the terms of customers will continue to affect the growth in accounts receivables.

Operating activities used cash of $848,140 during the nine months ended November 30, 2022 compared to $637,179 for the same period in 2021. This is mainly due to the net loss and operating expenses described above and an increase in investment for inventories of approximately $309,856and an increase in accounts receivable of approximately $250,467 to ensure we are adequately stocked for new markets we plan to enter and to provide new customers with payment terms to settle their accounts.

Financing activities provided cash of $328,214 during the quarter ended November 30, 2022 and $509,567 for the same quarter in the prior year. For the nine months ended November 30, 2022 financing activities provided cash of $4,229,838 and for the nine months ended November 30, 2021 cash of $804,812 was provided. The increase in the current year is mainly due to the private placement being concluded during which $3,467,500 was raised and capital raising fees of $ 169,375 was incurred, the remaining balance is due to additional draw down on the related party borrowing from Minoan Medical Proprietary Limited. The loan account in favor of Minoan Medical Proprietary Limited increased by $328,214 during the quarter ended November 30, 2022. In the prior year the loan account increased by $509,567 in the quarter ended November 30, 2021. The loan account is used to fund operational requirements. For the nine months ended November 30, 2022, the loan account increased to $931,713 and $794,812 for the nine months ended November 30, 2021.

We expect to incur future additional losses as the Medinotec Group of Companies builds out the territory of the United States and expects to return to profitability once this territory establishes a sales force. We have cash available on hand and believe that this cash will be sufficient to fund operations and meet our obligations as they come due within one year from the date these financial statements are issued. In the event that we do not achieve the revenue anticipated in its current operating plan, management has the ability and commitment to reduce operating expenses as necessary. Our long-term success is dependent upon our ability to successfully raise additional capital, market our existing services, increase revenues, and, ultimately, to achieve profitable operations.

Our financial statements have been prepared on a going-concern basis, which contemplate~~s~~ the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator in November 2021. As the research and development phase of this product has been completed, we expect to see an increase in sales being realized against expenditure incurred. A private placement was done in the wake of the successful research and development and subsequent regulatory approval.

Off Balance Sheet Arrangements

As of November 30, 2022, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 3 to the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

 Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending November 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

 Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2022, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 1,733,750 shares of our common stock at a purchase price of $5 per share. The SEC assigned that registration statement file no. 333-265368.

The offering of the securities registered by that registration statement has commenced as of December 1, 2022 and is ongoing.  There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medinotec, Inc.
Date: January 17, 2023
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: January 17, 2023
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

