Form 10-K
period 2023-02-28
Medinotec Inc.
filed 2023-05-30
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number:   333-265368

MEDINOTEC, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4990343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue

North Riding | Johannesburg | South Africa 2169

(Address of principal executive offices) (Zip Code)

+27 87 330 2301

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $3,662,854  .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,733,750 shares as of May 22, 2023

i

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Medinotec,” “Medinotec Group of Companies” or “MDNC” refer to Medinotec, Inc., a Nevada corporation, and its wholly owned subsidiaries.

ii

PART I

ITEM 1.	BUSINESS

Company Overview

Medinotec Inc. was formed on April 26, 2021, in the State of Nevada. With an effective date of April 26, 2022, we acquired DISA Medinotec Propriety Limited, a South African corporation, from Minoan Medical Proprietary Limited ("Minoan"), a company incorporated in South Africa, and owner of all the capital stock of DISA Medinotec Propriety Limited. We accomplished the acquisition pursuant to the terms and conditions of a Share Exchange Agreement under common control with Minoan whereby we acquired all the capital stock of DISA Medinotec Proprietary Limited in exchange for the issuance of stock at par value and the transfer of the outstanding loan account. The consideration payable of $11 for the outstanding equity and the Medinotec Group of Companies would take on the responsibility of the loan account payable to Minoan at that time of $1,583,661.

This Purchase was concluded between Minoan and a local newly established investment vehicle of Medinotec Inc. called Medinotec Capital Proprietary Limited in South Africa after Medinotec Inc. registered the company as a shelf company by injecting $10,000 into it on December 18, 2021. Medinotec Capital Proprietary Limited serves as the acquisition vehicle for Medinotec Inc on the continent of Africa.

Combined these companies now form the Medinotec Group of Companies.

Our History

Prior to the above, in 2015, DISA Vascular Distribution, an innovative medical device company that specialized in vascular technology for the treatment of coronary artery disease, was established. It was subsequently renamed DISA Medinotec Proprietary Limited. DISA Medinotec Proprietary Limited was situated in Cape Town, South Africa and within walking distance from Groote Schuur Hospital, had been developing stents for the international market since 1998. It has since produced high-quality medical devices through in-depth research and development capabilities (“R&D”) and a total commitment to patient care. Today the products are sold via a network of distributor partners both in South Africa and internationally.

A professional team consisting of our CEO and CFO was recruited to implement and execute the strategy, and an infrastructure of a large manufacturing facility was established, substantially increasing our manufacturing and warehousing capabilities.

Various distributors were appointed, and rights obtained to grow sales internationally, especially in Namibia and Mauritius, as well as the Middle East, Europe, South America and portions of Asia. We plan to establish various networks to export and distribute our products in North America and other FDA comparable countries such as, Australia, Japan and China. The FDA approval that was granted for the Trachealator in November 2021 together with the recent concluded private placement allows for the roll out in the United States to start during the 2023 fiscal year. In addition, we are finalizing multiple patent and trademark applications in several territories, which we believe will give us the ability not only to maintain our intellectual property but also to market our products aggressively.

The manufacture of medical devices for the treatment of vascular and airway diseases is now done from our facility in Johannesburg, South Africa. Raw materials and components used in manufacture are sourced from a number of local and international suppliers to ensure continuity of supply while maintaining high quality and reliability. Procedures and processes are in place to ensure that these materials meet the regulatory requirements and comply to specifications, and suppliers are regularly evaluated to monitor their quality performance.

The core values of care, learning, continuous improvement, innovation, outstanding delivery, and relationship building are important to the success of the business. The quality of the manufactured products is achieved through careful selection of suppliers and the maintenance of good manufacturing practices, thereby guaranteeing the mitigation of risk.

Employees

As of February 28, 2023, the Medinotec Group of Companies employed a total of 29 full-time employees.

▪	Commercial team: Within the group of companies the Commercial team representing the products currently consists of 3 individuals responsible for all aspects of the sales process, including pricing, marketing, transportation and logistics, product development and general customer service and training.

▪	Sales team: The team is organized by both region and end-market and comprises a group of experienced and dedicated team members who understand the industry and who are experts in their various medical fields. The team is led out of the Johannesburg head office and is regionally positioned in the major medical markets across South Africa. As the Company makes decisions to enter or expand its presence in certain markets or regions, it expects to continue to add dedicated team members to support that growth, the company currently has two dedicated sales members in the United States and this number is expected to increase as the sales grow and regulatory and administrative hurdles are cleared to allow sales to happen.

▪	Marketing team: This team coordinates all new and existing customer outreach efforts and identifies emerging market trends and new product opportunities. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in regional industry meetings and other trade associations and managing advertising efforts in trade journals.

▪	Transportation Warehouse and Logistics team: The team manages domestic and international shipments and product deliveries by directing inbound and outbound ocean vessel and flights traffic, supervising equipment maintenance, coordinating with freight carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth. This team also ensures storage and shipping happens in accordance with the quality requirements of each product.

▪	Technical team: The team services and maintains all major equipment held in ours warehouses as well as products purchased by customers requiring regular servicing and general maintenance.

▪	Customer Services team: This team is dedicated to creating an exceptional customer experience and making it easy to do business with us. It aims to accomplish this by consistently exceeding customer expectations, continually improving service performance, offering efficient and timely responses to customer needs, being available to customers 24/7, and providing customers with personal points of contact.

These functions are backed up by various back-office functions including, but not limited to, Quality, Finance, Admin and Regulatory staff.

Attracting the right employees is vital to the success of the Medinotec Group of Companies, and the contribution they make to the business is highly valued. Focus on attracting the most competent and suitable people to operate in a rewarding work environment is a priority, particularly in the highly competitive labor market in which we operate.

The below table shows   the approximate number of employees, the employment status as full or part time, and the employer within the Medinotec Group of Companies. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Employer	Number of Employees	Status of Employees
Medinotec Inc.*	4	Full time
Medinotec Capital Proprietary Limited*	2	Full time
DISA Medinotec Proprietary Limited	25	Full time

* Executives employed in Medinotec Inc. and Medinotec Capital Proprietary Limited are the same individuals.

Group Contractors

Two of the most valuable assets the Group has are its long-term customer relationships and its strong distribution and marketing network. Through its distribution partnership, the Group has a network of over 100 sales representatives, who cover approximately 60% of all hospital theatre floors on a weekly basis in South Africa. The Group plans to replicate such a network in the US.

The Group has historical reliance on two related parties for sales into South Africa: there is reliance on DISA Lifesciences as a customer; and for exports out of South Africa there was historical reliance on Minoan Medical. These relationships provide the Group with more than 100 sales representatives in the South African Market.

The sales relationship with Minoan Medical ceased to exist in FY 2022, when the Medinotec Group took the export functions in house. Any sales in the future between the two entities, if any, will be on an ad hoc basis when opportunities arise.

Sales between DISA Lifesciences and the Medinotec Group will continue into the future due to the vast distribution arm of DISA Lifesciences within South Africa. The Group’s expectation is to reduce reliance on the South African markets for customers and accounts as the Group endeavors to expand and enter into international first world markets. However, there is no guarantee that our plan will result in a decrease in reliance on DISA Lifesciences for customers and accounts. As with any expansion effort, there are barriers to entry and outside factors, such as regulatory approval, competition, among others, that may prevent us from entering into such markets. As such, and there is a risk that the concentration of customer issue will remain an ongoing issue unless we are successful in overcoming barriers to entry, competing with those in our markets and achieving regulatory approvals, none of which can be guaranteed.

The Medinotec Group of Companies is in the process of retaining additional independent consulting companies within the Medinotec Group of Companies of which DISA Lifesciences Proprietary Limited and Minoan Medical Proprietary Limited both incorporated in South Africa are the largest. The Medinotec Group of Companies operate in countries where the market is dominated by certain players and this creates a sales concentration risk which also causes an accounts receivable concentration risk.

Seasonality

Sales reflect the cyclical nature of the business, as the number of procedures incorporating our products does decrease in the summer holiday months of December and January within the South African market, which is currently the predominant market in the Medinotec Group of Companies. This cyclical nature has been enhanced by the Covid-19 pandemic, which has resulted in an unprecedented decline in healthcare utilization, largely due to the postponement of elective surgeries and patient aversion to exposure to the potential risk of infection in some healthcare settings.

Reliance on Other Parties

DISA Medinotec Proprietary Limited in the past focused solely on product development and manufacturing and therefore outsourced its sales function to two parties namely Minoan Medical Proprietary Limited and DISA Vascular Distribution Proprietary limited t/a DISA Lifesciences. This was done to preserve funds for R&D and manufacturing and to ensure the products that get developed are launched effectively.

▪	Minoan Medical focused primarily on establishing an export market for the products manufactured by DISA Medinotec Proprietary Limited, this was however dampened by the covid travel restrictions and the lack of the ability to host training events and trade shows during the past few years. DISA Medinotec made a conscious decision to take all export activities in house and appointed an international sales manager to build export country relationships. This move was done to enhance the business offering and to align the business with the plans as described in this document.

▪	DISA Vascular Distribution Proprietary limited t/a DISA Lifesciences is one of the top 5 medical device distributors in South Africa and has a far reaching sales and marketing component to their business, DISA Medinotec partnered with DISA Lifesciences to create a market for the products in South Africa, due to the reach of this distributor DISA Medinotec was able to reach its budgets and break even scenarios on products much faster than it would have attempting to launch on their own. DISA LiveScience uses its own sales force and certain sub-contractors to penetrate the South African market. After taking exports in house the DISA Lifesciences relationship is the main dependent to supply products into South Africa.

Management sees the risk associated with this relationship as minimal since the entire business plan is drafted around export sales to the United States and Europe this relationship will become less material over time.

Please refer to the related party footnotes in the financial statements and as disclosed in the Section of this Prospectus, entitled, “Certain Relationships and Related Transactions” where the nature and flow of transactions between each of these parties have been disclosed in detail.

Our Business Strategy

Our objective is to become one of the significant industry players within the next five years. We plan to achieve this by:

1.	growing our product range;

2.	building our competences; and

3.	through making strategic acquisitions.

Our strategy includes investing in the entire value chain ranging from the importation of raw materials, manufacturing capabilities and the marketing and selling of products, through to the distribution of its products to customers via our sales network.

To date, organic growth that has been shown in the strong track record and growth of the acquired DISA Medinotec Proprietary Limited, South Africa, in its multiple years of existence, which has been supported by strong management teams and the development of intellectual property identified and then executed upon. This proven track record and strong growth paired with the successful private placement money raised by Medinotec Inc., positions the Medinotec Group of Companies well to grow into new markets. Regardless of whether we own 100% of the med-tech target or retain a smaller percentage ownership via acquisitions, the model is supported by the strength and reach of the distribution channels we have created or partnered with over the past years.

A high-level overview of our strategy follows on page 4, which is followed by a discussion on how we implement this strategy.

4

Our Strategic Differentiators

We attribute our success to the following key strengths:

▪	Commitment to innovation: We are dedicated to continuing to develop patentable products and offerings through R&D. We have accelerated R&D efforts and made the route to market shorter.

▪	Experienced management team: The members of the Company’s management team bring considerable experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge. The Company has assembled an agile, creative and responsive team that can quickly adapt to changing market conditions

▪	Extensive geographic footprint: We believe that the strategic location of our facilities and logistics capabilities contribute to our customer retention rates and our ability to reach broader market segments.

▪	Low-cost operating structure: We focus on building and operating facilities with low operating costs to enable it to better manage market downturns.

▪	Strong relationships with customers: We have a long and enviable track record of timely delivery of products, which contributes to a reputation for dependability. Our extensive network of technical resources and other expertise enables us to collaborate with customers to develop product offerings to improve their satisfaction.

▪	Extensive knowledge of setting up distribution channels: We have various exclusive distribution agreements in place with distributors to ensure these distributors include our products into an extensive product mix, which includes some of the most innovative and cutting-edge technologies available today.

▪	Focus on safety and wellbeing: We focus on the safety of our employees and our patients and maintain safe and responsible operations. We are known in the communities in which we operate as a preferred employer and as a responsible corporate citizen.

The Three Pillars of our Strategy

1.	Innovate and Grow our Product Range

DISA Medinotec Proprietary Limited established itself as a highly successful company that has been investing heavily in creating its own IP, as well as the R&D and manufacturing techniques involved in producing unique niche medical devices, thereby creating a value base that is ready to enter advanced high-value markets in North America.

The approach, agility and excellent production capabilities have allowed DISA Medinotec Proprietary Limited to capitalize on key medical trends, while an in-depth market knowledge and understanding have enabled anticipation of market needs well in advance. This, combined with accelerated product development, innovation and speed to market, with a focus on cost reduction, equipment upgrades and low-cost facilities, has proved to be a recipe for success.

We currently have four products that are commercially available and a rich pipeline of developmental projects. We currently derive most of our profits by selling these products in South Africa, leaving ample room to grow the basket offering that sales personnel take to the market. Our plan is also to constantly innovate and enhance our product range to ensure our competitiveness.

The products are generally targeted at more complex, specialized surgical cases and are specifically relevant in medical centers of excellence. During 2018, DISA Medinotec Proprietary Limited recognized the need to become a significant player in manufacturing in reaction to the risk of price sensitivity.

DISA Medinotec Proprietary Limited currently specializes in niche products within the disciplines of cardiology and respiratory interventions in which we are involved in medical device design, development and manufacture, all supported by a well-trained and educated sales and distribution channel. The specialty areas include:

▪	Interventional Cardiology, which involves surgery performed on the heart and vessels to correct life-threatening conditions. The surgery is performed by minimally invasive intravascular methods depending on the condition to be corrected.

▪	Interventional Endolaryngeal Endoscopy, which involves balloon dilation to treat suitable airway stenosis by ENT surgeons and anesthetists.

In the lead up to the listing, during 2021 we embarked on a series of comprehensive market development activities, refocusing resources and efforts to increase awareness of:

▪	the benefits of the Trachealator and other Medinotec products;

▪	the indications for use of our products in territories that accept the European CE Mark; and

▪	the overall cost efficiency of our products.

The focus is on markets with surgical centers of excellence, including the Middle East, Western Europe and the US, with the aim of:

▪	increasing the number of surgeons endorsing and using our products, not necessarily through sales, but through skills transfer;

▪	increasing the number of procedures conducted; and

▪	solidifying key opinion leader support and publications related to the use of our products during procedures.

In addition, we appointed and trained various distributors in the Middle East, Western Europe, portions of Asia and South America, with several training initiatives also held in the USA where FDA approval have been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices. We believe this positions the product to start sales in the USA.

In September last year we established the first training center in the African region for our products, which is situated in Johannesburg, South Africa at the Oxygenics International Medical Training Centre. The region has been a major contributor to product placements and surgical cases. The training center is expected to drive increased utilization of our products worldwide by connecting our partners. Given South Africa’s proximity as a centralized hub it is easily reachable by most of our partners. It is further expected to encourage greater adoption of our technology in other territories and hospitals.

DISA Medinotec Proprietary Limited are pleased to report that during the 2022 and 2021 fiscal years, surgeons performed over 3,000 procedures using our products, however the product have not been marketed to its fullest potential over the previous years as a result of the impact of the Covid-19 pandemic on elective surgeries and hospital operations. Furthermore, a multitude of peer-reviewed clinical papers have been published providing further support of the clinical utility of our products.

The Medinotec Group’s growth plan is determined by the surgical devices market, which is currently the main contributor to sales. The sector is expected to achieve a compound annual growth rate (“CAGR”) of nearly 6.5% during the period 2017-2025. (Source: Mordor Intelligence.) Moreover, healthcare in developing countries – our primary target market – is undergoing rapid changes. The growing population in these countries is likely to lead to increased demand for healthcare, including medical devices. The growing burden of diseases and innovative medical treatments currently accounts for nearly two-thirds of the rise in spending.

North America is expected to continue dominating the overall market for medical supplies and investment opportunities. The US holds the largest market share in the region due to the superior regulation of surgical devices and a growing awareness among the population of an alternative approach for procedures in the treatment of injuries, and for chronic disease management.

Key Market Trends and Our Response to These

There is currently a massive drive for minimal invasive procedures done at lower costs, which in turn decreases hospitalization and the cost of procedures and theatre time. As this is the primary market for our devices, i.e., minimally invasive procedures, it is important for us to be at the cutting-edge of technological developments at the correct price point to remain relevant. It is also important to diversify product offerings to ensure that all the products used during a procedure can be supplied by one service provider. The price of these devices is also expected to fall given the entry of many new players in the market.

Another market driver is the growing population in developing countries for healthcare and procedures, which has increased significantly in recent years as previously mentioned.

Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry.

In the current environment of managed care, economically motivated customers, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary product offerings, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries in which the Company does business, including the US.

These initiatives put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms.

Hospitals, which purchase our technology, are also seeking to reduce costs through a variety of mechanisms, including, for example, centralized purchasing, and in some cases, limiting the number of vendors that may participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from changes in practice patterns such as device standardization. This has created an increased level of price sensitivity among customers for our products.

The next logical step for us would be to secure investment opportunities and additional distributor relationships through the North American territory and to further deploy this for growth in its distribution channels.

Our Competitor Landscape

The Medinotec Group of companies operates in highly competitive markets that are characterized by a number of large, multinational players as well as a number of small, regional or local distributors. Some of the major players include Johnson & Johnson, Boston Scientific, Cook Medical, Cordis, B. Braun, Teleflex, Medtronic, Merit Medical, Endotec, Conmed and Cadence.

Competition is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. The principal competitive factors in these markets are product features, value-added solutions, reliability, clinical evidence, reimbursement coverage, and price.

We compete with many companies having significantly more capital resources, larger research laboratories and more extensive distribution systems.

2.	Build our Competencies

Our investment in R&D includes a state-of-the-art production facility in Johannesburg, South Africa. This facility allows for a significant increase in capacity and output, with a 400 m2 ISO 7 cleanroom. The facility also has increased laboratory space, including a “dry” laboratory for microscopy, mechanical testing, prototyping and experimentation, and a “wet” laboratory for pressure testing, weighing, experimentation with liquids and 3D printing, as well as a workshop containing turning, milling, grinding and other equipment necessary for building custom machinery and performing repairs or creating prototypes.

A large packaging area and a dedicated EtO sterilizer facility provide the capacity to perform sterilization on our products. Our operations are governed by the ISO 13485 Quality Management System. Our products are also CE-Marked, with IP protection.

We have expertise in numerous innovative medical manufacturing techniques, including balloon forming, several heat and adhesive bonding techniques, device coating, grinding, catheter laminating and many others. Many of products incorporate high-performance medical balloons. As a result, the latest balloon-forming manufacturing equipment has been procured and commissioned in the new manufacturing facility to assist in increasing production capabilities of interventional balloon catheter products.

The Medinotec Group of Companies will further invest in strategic capital projects to introduce innovative technologies, efficiency improvements and capacity expansion in key growth categories. This will be implemented through:

▪	Focusing on processes, from sales management to customer relationships.

▪	Creating new channels and brand availability.

▪	Expanding growth strategy through strategic partners.

▪	Identifying quick-return capital projects.

As explained in this prospectus, by leveraging off our low-cost base in South Africa we aim to become one of the leading med-tech companies in the world.

3.	Make Strategic Bolt-on Acquisitions

The acquisitive growth strategy of the Medinotec Group of Companies focuses largely centers around capacity or capability-enhancing businesses or as an entry into new or high-growth product categories. We will also focus on acquiring complementary IP and businesses.

This will be implemented through:

▪	proactively identifying strategic bolt-on acquisitions to fill gaps in our existing product categories and manufacturing lines; and

▪	building strategic alliances with international customers or suppliers.

Our Implementation Plan

Any business strategy requires a plan that outlines a roadmap for implementation. The Medinotec Group of Companies plan outlines how we will continue to ensure quality manufacturing of our current products, ongoing investment into our own IP, and planned acquisitions to ensure the financial stability of current operations, the longevity of our organization and a smooth integration process for new businesses we may acquire. The key drivers in our plan that support the business strategy are as follows:

▪	Increase our presence and product offering in specialty product end-markets. In the past, we have signed various exclusive distribution agreements across multiple territories to enhance our product basket and reach.

▪	Our R&D and business development teams work together to enhance existing product offering. These teams also pursue opportunities to acquire new product offerings through business acquisitions and distributorships that are expected to increase our presence and market share in certain specialty product markets and/or allow us to enter new markets. We manage a robust pipeline of new products and business relationships in various stages of development and are also in various stages of expanding capabilities to improve product offerings across our various platforms.

▪	Further develop value-added capabilities to maximize margins. We expect to continue investing in ways to increase the value we provide to customers by growing our product offerings, improving our supply chain management, upgrading our IT, and enhancing our customer service model. We are also exploring other ways to expand our reach and our products to provide incremental value to our customers, including new acquisitions to vertically integrate its supply chain and to obtain more of the gross profit share of the entire customer experience.

▪	Optimize product mix and keep operating costs low. We continue to actively manage our product mix as we seek to maximize profit margins. This requires us to use our proprietary expertise in balancing key variables, such as procurement and processing capacity, transportation availability, customer requirements and pricing. Additionally, we undertake continuous improvement efforts to increase the effectiveness and efficiency of our production and distribution facilities.

▪	Effectively position logistics capabilities and supply chain network to meet customers’ needs. We continue to strategically position our supply chain in order to deliver according to our customers’ needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service to customers.

▪	The strategic location of our distribution centers enables us to service major customers within 48 hours (this includes certain deliveries to rural and outlying areas in South Africa, which have limited road access and infrastructure). Additionally, our in-house delivery capabilities allow for direct deliveries and last-minute route adjustments to support our customers.

▪	Evaluate expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, procurement, distribution capabilities and infrastructure to increase our product offerings, as well as to explore other opportunities to expand our reserve base and sell new products.

▪	We have completed several projects where we have signed exclusive distribution agreements and agreements, which became operational in 2016 These exclusive agreements have also unlocked the opportunity to bring to market great technological advancements in the medical intervention field in southern Africa.

▪	We will pursue acquisitions of value-adding products and technologies. We will prioritize acquisitions that will provide us with opportunities to realize synergies, which include entering new geographic markets, acquiring attractive customer contracts, and improving operations.

▪	Maintain balance sheet strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage the business through industry downturns and pursue acquisitions and new growth opportunities as they arise. The business has good cash-producing prospects and this, together with our entrepreneurial mindset, ensures that we are able to quickly pursue opportunities that are time sensitive.

▪	Carry sufficient levels of inventory to meet the product delivery needs of customers. We aim to carry sufficient inventory, and also to provide payment terms to customers in the normal course of business to meet the operational demands of our customers. Due to the location of our distribution centers in relation to the US, Europe and the Far East, we require our distributors to carry at minimum three (3) months of inventory on fast moving items to avoid supply chain pressures.

▪	Training and skills development: Our continued investment into the healthcare landscape through training and academic development assists in retaining and maintaining the necessary skills base within southern Africa. Training and skills development in healthcare is an intrinsic and necessary part of our growth strategy. We use a state-of-the-art training facility at our Johannesburg head office, which includes the latest cardiology simulators, to assist young surgeons and health professionals to develop their procedural skills. We also have a full array of non-occlusive balloon dilation technology for training purposes and for hands-on product technical training.

Product Distribution

Various distributors were appointed, and rights obtained to grow sales internationally, especially in Namibia and Mauritius, as well as the Middle East, Europe, South America and portions of Asia.

Medinotec Group of Companies currently has an extensive distribution network in South Africa and is in negotiations to establish distribution networks in Europe, if successful these networks will be established and fully operational by the end of the 2023 financial year. Until now all exports have been managed directly out of South Africa by the South African based sales team.

We have had several training initiatives held in the US where FDA approval has been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices. We believe this positions the product to start sales in the US.

We intent to complete our various networks and obtain regulatory approvals to be able to export and distribute our product to countries such as Australia, Japan and China.

Through the operating subsidiary DISA Medinotec Proprietary Limited, we ship our products to customers directly by freight or by air and through our network of in-house and courier partners. Recent market trends have resulted in more product volumes being transported by high-efficiency road freight.

During 2022, we shipped 3,000 orders to sites and customers. Generally, our distribution centers are strategically located to provide access to road and air freight. We also continually explore ways of optimizing our network to ensure that the product remains close to the point of end use. This approach allows us to provide excellent customer service and positions us to take advantage of opportunistic sales.

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

Product Manufacturing – Quality Assurance and Regulatory Requirements

Quality Management

The safety and quality of our medical devices is assured through rigorous documented procedures and an accredited Quality Management System (“QMS”), which was established in accordance with the requirements of ISO13485, the European Union Medical Device Regulation 2017/745, the US FDA 21 CFR 820 regulations, and the various applicable acts and guidelines legislated by the South African regulatory authorities.

Our QMS is implemented through Medinotec Group of Companies’ policies, procedures and work instructions followed and utilized by all departments. We also maintain an active post-market surveillance program, which enables product performance to be regularly assessed and to be reported to the regulatory authorities if any incident/malfunction occurs that results in severe injury to the patient or death.

Additionally, we maintain quality standards relevant to the storage and distribution of our products. These include technical/quality agreements with our suppliers. Since we import raw materials, all manufacturing of the products is performed in DISA Medinotec South Africa’s clean room facilities, and all instructions and quality manuals are written to convert a series of raw materials into finished goods against the applicable quality assurance standards and internal procedures. No Manufacturing steps are outsourced at the moment.

Compliance to all procedures is monitored via an internal audit system and augmented by audits conducted annually by European and American notified bodies.

International Quality Regulations

Most of our products carry the CE Mark, ensuring conformity to the legal requirements of the European Union. The valid CE certificates for the devices concerned have been issued in compliance with the Medical Device Directive 93/42/EEC and these devices could initially be placed on the market until May 2024, an extension was given till beginning of 2028. We are currently in the process of ensuring compliance with the new Medical Device Regulation 2017/745. In addition, we are in the process of obtaining the required FDA certification for our devices, thus enabling us to market and sell our products in the US.~~,~~ FDA certification via the 510(k) substantially equivalence process for Class II medical devices for the Trachealator has been obtained in Nov 2021 and therefore marketing and sales of this product will start soon inside the US.

In addition, we are subject to numerous and increasingly stringent environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances, the discharge of pollutants into the air and water and the cleanup of contamination. We are required to maintain and comply with environmental permits and controls for some of our operations, and these permits are subject to modification, renewal, and revocation by the issuing authorities. Our environmental compliance may increase in the future because of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could incur significant costs or liabilities because of any failure to comply with environmental laws, including fines, penalties, third-party claims, and the costs of undertaking a clean-up on-site or at a site to which our wastes were transported. In addition, we are planning to grow in part by acquisition, and our diligence may not have identified environmental impacts from historical operations at sites we may acquire in the future. We have an extensive health and safety programmed this also stipulates how we handle waste materials and staff safety in the cleanroom facility. Our health and safety costs are included in our compliance costs.

	The consolidated Medinotec Group of Companies for the Years Ended	For the period April 26, 2021 to	Proforma Medinotec Inc Group consolidated
	February 28, 2023	February 28 2022	February 28, 2022
Compliance cost	218,694	161,168	161,168

It should be noted that as we approach market and sales readiness with our products our compliance costs are increasing to facilitate us to be able to sell products into new territories and to ensure legal and statutory compliance in these markets. The increases and fluctuations in annual and quarterly compliance costs from Feb 28, 2022 to Feb 28, 2023 can be attributed to these new markets being prepared for sales activities.

Medical Device Regulation

Regulatory body approvals and market acceptance play a material role in the success of our business plan. The approval process of the governing bodies for example FDA/CE is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our products it will have a material impact on our business, we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities; if we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Regulation of Medical Devices in the United States

FDA Premarket Clearance and Approval Requirements.  Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo request, or premarket application (“PMA”) approval. Under the Federal Food Drug and Cosmetic Act, or FDCA, administered by the FDA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices may require premarket notification to the FDA.

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) or de novo process.

Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. For a device that is Class III by default (because it is a novel device that was not previously classified and has no predicate), the device manufacturer may request that FDA reclassify the device into Class II or Class I via a de novo request.

510(k) Marketing Clearance. To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I (e.g., via the de novo classification process), or a device that was previously cleared through the 510(k) process. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo request or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo or a PMA in the first instance, but the FDA can review that decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until FDA has cleared or approved a 510(k), de novo or PMA for the change. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

De Novo Process. If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting (under Section 513(f)(2) of the FDCA) manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. FDASIA sets a review time for FDA of 120 days following receipt of the de novo application, but FDA does not always meet this timeline and has publicly only committed to a review of 150 days for 50% of applications. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor. In December 2018 FDA issued proposed regulations to govern the de novo classification process, which if finalized would further impact this path to market.

As an alternative to the de novo process, a company could also file a reclassification petition, or FDA could initiate such a process, seeking to change the automatic Class III designation of a novel post-amendment device under Section 513(f)(3) of the FDCA.

Premarket Approval Process. Class III devices require submission through the Premarket Approval (PMA) process before they can be marketed.  The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Emergency Use Authorization. The Commissioner of the FDA, under delegated authority from the Secretary of DHHS may, under certain circumstances, issue an Emergency Use Authorization (“EUA”), that would permit the use of an unapproved medical device or unapproved use of an approved medical device. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•	a determination by the Secretary of the Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological or nuclear agent or agents;

•	a determination by the Secretary of DoD that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents; or

•	a determination by the Secretary of DHHS of a public health emergency that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agents.

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate, approved alternative to the product.

Clinical Trials. Clinical trials are almost always required to support de novo or a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA notifies the manufacturer that the investigation may not begin or is subject to a clinical hold. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB") for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the trial. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. An IDE supplement must be submitted to, and approved by the FDA before a sponsor or investigator may make a change to the investigational plan.

During a clinical trial, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation. After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;

•	state licensure requirements for the manufacturing and distribution of medical devices;

•	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced, provide adequate directions for use, and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

•	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;

•	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•	correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	complying with the new federal law and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the federal Physician Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care customers;

•	the federal Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation; and

•	the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statute.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes, or those of any contract manufacturer that we engage, are required to comply with the applicable portions of the QSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production (due to violations of the QSR or other applicable regulations) refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export or import approvals for our products; or
•	criminal prosecution.

Regulation of Medical Devices in Europe

Medical devices placed on the market in the European Economic Area, or EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices ("the Medical Devices Directive"). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified bodies are often separate entities and are authorized or licensed to perform such assessments by government authorities. The notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive ("MDD"), Annex 7 of the Active Implantable Medical Devices Directive ("AIMDD"), and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical trials for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Device Regulation will become applicable in May 2021. The new regulations:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.;

•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

In the European Union, member states are responsible for enforcing the EU’s medical device rules and for ensuring that only compliant medical devices are placed on the market or put into service in their jurisdictions. They have the power to suspend the marketing and use, or demand the recall, of unsafe or non-compliant devices. They also have the power to bring enforcement action against companies or individuals for breaches of the device rules. Non-compliance may also result in Notified Bodies revoking any certificate of conformity that they have issued for a device or the manufacturer’s quality system.

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:

•	design, development, and manufacturing;

•	product standards;

•	product safety;

•	product safety reporting;

•	marketing, sales, and distribution;

•	packaging and storage requirements;

•	labeling requirements;

•	content and language of instructions for use;

•	clinical trials;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	import and export restrictions;

•	tariff regulations, duties, and tax requirements;

•	registration for reimbursement; and

•	necessity of testing performed in country by distributors for licensees.

The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Regulation of Medical Devices in South Africa

In South Africa, medical device manufacturing is regulated by the South African Health Products Regulatory Authority (“SAHPRA”), with guidelines published in the Government Gazette No. 40480 in 2016, which refer to licensing of medical devices establishments and the registration required to ensure an acceptable level of safety, quality, and performance. DISA Medinotec Proprietary Limited is registered with SAHPRA and possesses the above-described licenses and registrations for all our products.

 Federal, State, and Foreign Fraud and Abuse and Physician Payment Transparency Laws.

In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws may restrict our business practices if our products will be reimbursable under federal healthcare programs. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs.

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the federal civil False Claims Act.

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.

The Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to E.U. directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Data Privacy and Security Laws.

In the future, we may also be subject to various federal, state, and foreign laws that protect personal information including certain patient health information, such as the E.U. General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), and restrict the use and disclosure of patient health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), in the U.S.

HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to comply with standards that include the privacy and security of Protected Health Information (“PHI”). HIPAA also requires business associates, such as independent contractors or agents of covered entities that have access to PHI in connection with providing a service to or on behalf of a covered entity, of covered entities to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure.

The HIPAA privacy regulations cover the use and disclosure of PHI by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit PHI on behalf of a business associate. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of PHI. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose PHI is breached according to the specifications set forth in the breach notification rule. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA.

HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to HHS which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $58,490 per violation, not to exceed $1.75 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.

HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities, and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

In addition, California enacted the CCPA, effective January 1, 2020, which, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

In the EEA, we may become subject to laws which restrict our collection, control, processing, and other use of personal data (i.e. data relating to an identifiable living individual) including the GDPR (and any national laws implementing the GDPR). As part of our operations, we process personal data belonging to data subjects in the EEA, including employees, contractors, suppliers, distributors, service providers, customers, patients, or clinical trial participants. For patients or clinical trial participants, we process special categories of personal data like health and medical information. We need to ensure compliance with the GDPR (and any applicable national laws implementing the GDPR) in each applicable EEA jurisdiction.

Healthcare Reform.

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our Key Products

Medinotec’s innovative surgical and healthcare products are market leaders and meet high quality standards. These are as follows with the Trachealator being one of our most sought-after and innovative offerings.

The Trachealator

The Trachealator has changed the way that tracheal, and, to a degree, bronchial stenosis is managed in extremely ill patients. While there are multiple causes of tracheal stenosis, it is estimated that thousands of cases are reported every year. Multiple, safe, serial dilations of the trachea are often curative and the Trachealator is currently in our opinion as management the only device that is non-occlusive and which allows the procedure to be done with the patient fully awake and un-sedated.

The Trachealator received its CE Mark in 2019 and is currently sold in 14 markets across Europe, Middle East, South America and portions of Asia and has been used successfully on thousands of patients. The FDA approval through the 510(k) substantially equivalence process for Class II medical devices was obtained in November 2021. In May of 2021 in recognition of the technology advancement in the device, it was awarded a Gold Medal in the Medical Design Excellence Awards.

The Trachealator received the CE Mark of approval by a European notifying body (DEKRA). CE Marking is a qualification mandatory for any product to be sold in countries of the European Union.

The USA recognizes only an FDA approval to accept products in its market – a 510(k) accreditation that was obtained in November 2021 for the Trachealator.

From prior experience, an FDA certificate and CE Mark are widely accepted by other countries in the world as a valid accreditation for entry into their markets; however, the medical device approval process differs for each country and territory in the world and each may have additional requirements over and above CE mark and FDA accreditation, or may even require their own quality standards. Since the business plan is drafted mainly around the USA and European markets the CE marking and planned future FDA submissions, entry into other markets will only be investigated if the expected launch of our product candidates do not commercialize in the United States and Europe and each entry will be assessed on its own merits and requirements.

For example, Australia, Japan and China have their own quality accreditation systems (TGF, JIS & CFDA respectively) and do not accept CE marking and/or an FDA certificate.

Fig. 2: The Trachealator.

The Cape Cross PTCA Catheter

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

Fig. 3. The Cape Cross PTCA Catheter.

Cape Cross Non-Compliant (“NC”) Catheter

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

Fig. 4. The Cape Cross Non-Compliant (“NC”) Catheter.

The “Lamprey” Suction Dissector

The “Lamprey” Suction Dissector is a surgical tool used in the fields of neurosurgery, ENT surgery and general surgery to combine the processes of suctioning blood out of the surgeon’s field of view while dissecting sensitive structures simultaneously without having to change instruments. It is both a precision and time saving device, which has received the CE Mark.

The “Lamprey” works where the suction is connected to the back of the device when used during surgical procedures. During removal of extra tissue/tumors, etc. it is used to remove the blood from the site as well as any additional pieces of tissue/blood clots/debris etc. Inside the mesh tip at the front end of the device are “fingers” which facilitate the quick removal of debris through the handle to ensure that the canal remains open and free flowing. The device is currently undergoing more user-specific testing.

Fig. 5. The “Lamprey” Suction Dissector.

Aortic Perfusion and Dilation Catheter (Developmental)

The Aortic Perfusion and Dilation Catheter is a non-occlusive perfusion balloon to allow the expansion of the aortic valve without impeding the cardiac output. It is currently in the mid stages of research and development. This catheter could potentially be used to post dilate the artificial valve in TAVI without the need for pacing. We anticipate the commencement of human during the 2023/2024 financial year.

The Micro CTO Catheter (Developmental)

We have started developing a highly specific niche CTO catheter balloon of 1mm diameter in diameter, which is expected to be launched during the 2023 financial year. This micro-balloon catheter addresses an extremely specific market need for difficult coronary cases and will further cement our position as one of the premier specialized coronary balloon catheter manufacturers.

The Tracheal Stent (Developmental)

We are currently in the initial stages of development of a new self-expanding, temporary, silicone tracheal stent to be used in conjunction with the Trachealator balloon in the treatment of tracheal stenosis. The complimentary nature of this product will further build on our know how in the field of advanced airway management, and we look forward to its further design and testing over the upcoming months.

Product Development Pipeline

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

Cape Cross PTCA Catheter:	FDA 510(k) approval still needs to be obtained.
Cape Cross NC Catheter:	FDA 510(k) approval still needs to be obtained.
Lamprey Suction Dissector:	R&D, Testing, Pre-Production Prototyping, Production, Clinical Trials, and CE Marking have all been completed. Commercialization of this product have been paused in order to prioritize other products with better commercial prospects.
Aortic Perfusion & Dilatation Catheter:	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials, Application for MDR CE Mark Accreditation has been submitted.
Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials commenced
Tracheal Stent:	R&D

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

Intellectual Property

Medinotec Group of Companies currently holds various product registration certificates and operating licenses, which allow us to operate as an importer of raw materials for the manufacture of medical devices and an exporter and distributor of these products within the territories we service. We also hold various patents, trademarks, and other intangible proprietary rights that are considered material to the business and its ability to compete effectively with other companies.

Medinotec Group of Companies pursues a policy of obtaining patent protection in the US, China, Europe, Middle East, South America and Australia for patentable subject matter in our products and attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy. This assists in avoiding the infringement of third-party patents, helps identify licensing opportunities and monitors the patent claims of others.

Due to the Trachealator being fairly new, patent applications for the Trachealator have been filed in the following countries or regions: USA, European Union, Canada, China, Australia, Brazil, Korea and South Africa. All other products are either not novel enough to file a patent or not yet developed far enough to start filling processes.

The status of these applications is listed below:

1)	USA:	Examination is expected by the end of 2022 – Application number: 16/860.596

2)	European Union:	An examination report is expected by the end of the Second quarter of 2022 – Application Number: 18903920.0

3)	Canada:	Examination has been demanded and is expected by the October2022 – Application number: 3086610

4)	China:	Examination of formalities was conducted successfully in April 2022. Substantive examination is now awaited – Application number 2018800865582

5)	Australia:	Direction to request examination is expected early 2023 – Application number: 2018406682

6)	South Aica:	Patent has been awarded in June 2022. Application number: 2020 / 02618

No patents have been licensed from third parties.

Trade Secrets

With respect to some of our products, Medinotec Group of Companies rely principally on trade secrets, rather than patents, to protect proprietary processes, methods, documentation and other technologies, as well as certain other business information.

Although Medinotec Group of Companies seek patents from time to time as discussed above, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place confidential information in the public domain.

Medinotec Group of Companies also rely on trade secrets, expertise, continuing technological innovations, and licensing opportunities to develop, maintain and strengthen our competitive position. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective.

Research and Development

All R&D is conducted within the Medinotec Group of Companies, which employs the necessary engineers, and technical and support personnel. The in-house technical expertise includes biomedical engineering and product design. The R&D team focuses primarily on developing new products and supporting existing products.

Condition of Physical Assets and Insurance

Parts of the Medinotec Group of Companies are capital intensive and require ongoing capital investment for the replacement, modernization and/or expansion of equipment and facilities. We therefore maintain insurance policies against property loss and business interruption and insure against other risks that are typical in the operation of the business, in amounts that we believe to be reasonable. Where costs are deemed to be commercially unviable, we self-insure. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can thus be no assurance that claims would be paid under such insurance policies in connection with a particular event.

Primary Customers

Medinotec Group of Companies primary customers include hospitals, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations (“GPOs”). We also benefit from strong and long-standing relationships with customers in each of the industrial and specialty products end-markets we serve.

Third Party Coverage and Reimbursement

Healthcare providers that purchase medical devices generally rely on third-party payors, including private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors.

The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures.

Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue.

Additional Information

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC on 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this registration statement before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors”, that represent challenges that we face in connection with the successful implementation of our strategy. Any investment in the business at its current stage can be deemed to be extremely speculative in nature. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

Risks Related to our Financial Position and Need for Capital

•	The Medinotec Group of Companies’ substantial leverage and debt service obligations could adversely affect the business.

•	The Medinotec Group of Companies may need additional financing – any limitation on our ability to obtain such additional financing could have a material adverse effect on the business, financial condition, and results of operations.

•	The Medinotec Group of Companies research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.

•	Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse or unexpected revenue fluctuations and affect the reported results of operations within The Medinotec Group of companies.

Risks Related to Our Business

•	Covid-19 has had, and is expected to continue to have, an adverse effect on the Medinotec Group of Companies, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

•	Consolidation in the healthcare industry could have an adverse effect on revenues and results of operations of the Medinotec Group of Companies.

•	Healthcare industry cost-containment measures could result in reduced sales of the Medinotec Group of Companies medical devices and medical device components.

•	The continuing development of many of our products and offerings depends on our maintaining strong relationships with healthcare professionals, and these professionals are external to the Medinotec Group of Companies.

•	Products in the development pipeline of The Medinotec Group of Companies may not come to market or fail to commercialize.

•	The Medinotec Group of Companies operate in a highly competitive industry and may be unable to compete effectively.

•	Failure of the Medinotec Group of Companies to integrate acquired businesses into operations successfully, as well as liabilities or claims relating to such acquired businesses, could adversely affect the business agreements and contracts entered into with partners and other third parties may not be successful.

•	Reduction or interruption in supply or other manufacturing difficulties may adversely affect operations and related product sales within the Medinotec Group of Companies.

•	If the Medinotec Group of Companies fails to manage any expansion or acquisition, the business could be impaired.

•	The Medinotec Group of Companies rely on the proper function, security and availability of our IT systems and data to operate the business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect the business, results of operations, financial condition, cash flows, reputation, or competitive position.

•	The Medinotec Group of Companies business model is concentrated around developing countries with higher growth rates, although this model also causes forex risk exposure which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations.

•	The Medinotec Group of Companies operate in countries where the market is dominated by certain players, and this creates a sales concentration risk which also causes an accounts receivable concentration risk.

•	The Medinotec Group of Companies insurance program may not be adequate to cover future losses.

•	The Medinotec Group of Companies future growth is dependent upon the development of new products and line extensions, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

Risks Related to Management, Personnel and Control Persons

•	The Medinotec Group of Companies depends on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

•	If the Medinotec Group of Companies are unable to find, train and retain key personnel, including new showroom employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

•	The Medinotec Group of Companies’ largest shareholder, officer and director, Dr. Gregory Vizirgianakis, has substantial control over us and our policies and will be able to influence corporate matters.

•	The Medinotec Group of Companies’ officers and directors are located outside of the U.S., so it will be difficult to effect service of process and enforcement of legal judgments upon our officers and directors.

•	The Medinotec Group of companies’ officers and directors have limited experience managing a public company.

Risk Associated With Legal and Regulatory Matters

•	The Medinotec Group of Companies are subject to extensive medical device regulation that may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

•	Healthcare policy changes may have a material adverse effect on the Medinotec Group of Companies.

•	The Medinotec Group of Companies is subject to environmental laws and regulations and the risk of environmental liabilities, violations and litigation.

•	Claims made against the Medinotec Group of Companies from time to time can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

•	The Medinotec Group of Companies’ failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject it to penalties and adversely impact its reputation, business, results of operations, financial condition and cash flows.

•	The Medinotec Group of Companies may not be able to protect our intellectual property rights effectively.

•	Security breaches, loss of data and other disruptions could also compromise sensitive information related to the business, preventing it from accessing critical information or expose us to liability, which could adversely affect the business and reputation.

•	Changes in tax laws or exposure to additional income tax liabilities could have a material impact on the Medinotec Group of Companies, the results of operations, financial conditions and cash flows.

•	The failure to comply with anti-corruption laws could materially adversely affect the Medinotec Group of Companies and result in civil and/or criminal sanctions.

•	Laws and regulations governing international business operations could adversely impact the Medinotec Group of Companies.

•	As an Emerging Growth Company under the Jobs Act, the Medinotec Group of Companies are permitted to rely on exemptions from certain disclosures requirements.

Risks Associated with Political Instability and Regional Issues

•	South Africa Specific Risk of stable power supply

•	South Africa Specific Risk of Political instability may affect the Medinotec Group of Companies ability to operate effectively.

•	South Africa Specific Risk that BEE requirements may restrict growth opportunities and limit the Medinotec Group of Companies’ ability to attract key talent.

•	South Africa Specific Risk that potential damage to property caused by riots and protests may impact the Medinotec Group of Companies’ ability to operate.

•	South Africa Specific Risk that South African authorities may disallow or delay a transfer of funds from South Africa to the United States

•	South Africa Specific Risk of Being Grey listed by the FATF- Financial Action Task Force

Risks Relating to Our Securities

•	If the Medinotec Group of Companies undertakes future offerings of our common stock, shareholders will experience dilution of their ownership percentage.

•	If a market for the Medinotec Group of Companies' common stock does not develop, shareholders may be unable to sell their shares.

•	The Medinotec Group of Companies’ common stock price may be volatile and could fluctuate widely in price.

•	which could result in substantial losses for investors.

•	If securities analysts do not initiate coverage or continue to cover the Common Stock or publish unfavorable research or reports about the business, this may have a negative impact on the market price of the Common Stock of the Medinotec Group of Companies.

•	Because we will be subject to the “Penny Stock” rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in the Medinotec Group of Companies’ stock may be reduced.

•	If the Medinotec Group of Companies issues shares of preferred stock with superior rights than the common stock registered in this prospectus, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

•	The Medinotec Group of Companies does not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

•	Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against the Medinotec Group of companies’ directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Risks Related to Financial Condition

The Medinotec Group of Companies’ substantial leverage and debt service obligations could adversely affect the business.

As of February 28, 2023, the consolidated Medinotec Group of Companies had approximately $71,311 of current debt obligations and $1,863,066 of long-term debt outstanding.

The long-term debt is an unsecured loan from the related party Minoan Medical Proprietary Limited, which was the prior shareholder of DISA Medinotec Proprietary Limited. During the Covid challenges interest on the loan was waived due to the loan being classified as an equity investment at that stage. The Medinotec Group of Companies has a period of 3 years post any Initial Public Offer ("IPO”) date to repay the loan, during these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing prime lending rate as of February 28, 2023, in South Africa is 10.75%.

The interest charged for the year ended February 28, 2023 for the consolidated Medinotec Group of Companies was $178,584 and a 1% movement in the interest rates constitutes a value of $16,612 on an annual basis.

From time to time the Group utilized trade finance to assist with funding of orders for raw materials with longer lead and shipping times the interest spent on trade finance for the year ended February 28, 2023 for the consolidated Medinotec Group of Companies was $48,230 and $13,209 for the year ended February 28, 2022. Trade Finance carries a charge of prime plus 1% therefore 11.75% at February 28, 2023 a 1% movement would equate to $4,104 for the year ending February 28, 2023. Trade finance is use specific and linked to inventory ordering therefore no forecast will be disclosed for an expected change in annual utilization and the quarter and six-month sensitivity adjustments are disclosed on the current orders financed by trade finance at the time.

As of February 28, 2023, the related party loan for the consolidated Medinotec Group of Companies had a balance of $1,863,066with an estimated interest charge of $178,584 per annum at the prevailing prime interest rate of 10.75% at that date. A 1% movement in the interest rates constitutes a value of $16,612.

The Medinotec Group of Companies has the option to settle earlier, and settlement can be in cash or shares. It is currently the intention of management to settle the loan in equity at some point in the future, since the agreement allows the Medinotec Group Companies to settle the amounts either in equity or in cash. Therefore, the impact on cashflow would be zero.

If we elect to settle the loan in cash: Cash reserves available in February 2023 in the Consolidated Medinotec Group of Companies were $2,827,457 and the loan account outstanding at the same time was $1,863,066. Therefore, if settled today it would constitute 66% of available cash. Since we are not cash generative at the moment, we would not be able to settle the loan by using operational generated cashflows.

The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore at arm’s length and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

We may also incur additional indebtedness in the future. This could have adverse consequences, including the following:

•	making it more difficult for us to satisfy our financial obligations;
•	increasing vulnerability to adverse economic, regulatory and industry conditions;
•	placing us at a disadvantage to our competitors that are less leveraged;
•	limiting the ability to compete and flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;
•	limiting the ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and
•	exposing us to greater interest rate risk since the interest rate on floating rate borrowings is variable.

Our debt service obligations require us to use a portion of the operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding the future expansion of the business, acquisitions, and ongoing capital expenditures, which could impede growth. If operating cash flow and capital resources are insufficient to service debt obligations, we may be forced to sell assets, seek additional equity or debt financing or to restructure our debt, which could harm long-term business prospects.

Our failure to comply with the terms of our indebtedness could also result in an event of default which, if not cured or waived, could result in the acceleration of all of its debt. If this occurs, we may lose all of our assets and go out of business.

The Medinotec Group of Companies may need additional financing – any limitation on our ability to obtain such additional financing could have a material adverse effect on the business, financial condition, and results of operations.

Our expansion plans may require additional capital and we may need capital to operate our business in response to circumstances caused by the risks in conducting business in this industry. The raising of additional capital could result in dilution to stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on the business, financial condition and results of operations.

The Medinotec Group of Companies research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.

Our mission is to provide a broad range of products to restore patients to fuller, healthier lives, which requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solution.

In addition to internally generated growth through our research and development efforts, historically we have relied on, and expect to continue to rely on, investments and investment collaborations to provide us with access to new technologies both in areas served by our existing businesses as well as in new areas.

We expect to make future investments where we believe that we can stimulate the development or acquisition of new technologies and products to further strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not materially adversely affect the business, results of operations, financial condition and cash flows.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse or unexpected revenue fluctuations and affect the reported results of operations within The Medinotec Group of companies.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. This also applies to new standards, practices and rules.

Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. The fact that we operate in multiple territories and have worldwide footprint heightens this risk in specific territories.

Risks Relating to Business Operations

Covid-19 has had, and is expected to continue to have, an adverse effect on the Medinotec Group of Companies, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

Our operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as Covid-19. In particular, the continuing global spread of Covid-19, including corresponding preventative and precautionary measures that we and other businesses, communities and governments are taking to mitigate the spread of the disease, has led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities.

In addition to travel restrictions put in place in early 2020, countries, states and governments may continue to close borders, impose prolonged quarantines or other restrictions and requirements on travel. This will further limit the ability to conduct business in-person, requiring businesses to continue to use alternative methods of communication. It is also likely the pandemic will cause an economic slowdown of potentially extended duration, and even a global recession.

Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and different methods of communicating and conducting business, Covid-19 is having, and is likely to continue to have, an adverse impact on significant aspects of us, including on demand for and supply of products, operations, supply chains and distribution systems. Our strategic investment partners’ ability to research and develop and bring to market new products and services, and our ability to generate cash flow, are being impacted.

Also, as hospital systems continue to prioritize treatment of Covid-19 patients and otherwise comply with government guidelines, certain medical procedures have been suspended or postponed in many of the markets where our products are marketed and sold, which has caused a decrease in the sales of these products. It is not possible to predict the timing of a broad resumption of deferrable medical procedures or to which extent individuals and hospital systems continue to de-prioritize, delay or cancel these procedures. It is also not possible to determine if unemployment or loss of insurance coverage will adversely impact on people’s ability to pay for our products and services. Both circumstances continue to negatively affect the business, cash flows, financial condition and results of operations.

The pandemic is also placing strain on healthcare systems and hospitals around the world, resulting in adverse financial impacts on those systems, which could result in reduced future expenditure on capital equipment, including our products and services. It could also disrupt product launches of our new products.

Furthermore, a significant number of our suppliers, vendors, distributors and manufacturing facilities have been adversely affected by the Covid-19 pandemic. This includes a negative impact on the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. This could impair our ability to move products through distribution channels to our end customers. Any such delay or shortage in the supply of components or materials may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which in turn could harm our reputation, future sales and profitability.

Covid-19 has impacted and may further impact the economy and capital markets. This includes the negative impact on access to capital markets (including the commercial paper market), foreign currency exchange rates, and interest rates, each of which may adversely impact the business and its liquidity. We could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors facing liquidity issues. As a result, we may be compelled to take additional measures to preserve our cash flow.

In addition, Covid-19 could adversely impact our ability to retain key employees and to ensure the continued service and availability of skilled personnel necessary to run our complex production processes and operations. This includes executive officers and other members of the management team. It could also impact the ability of third-party suppliers, manufacturers, distributors and vendors to retain their key employees.

To the extent that our management or other personnel are impacted in significant numbers by Covid-19 and are not available to perform their job duties, we could experience delays in, or the suspension of, manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. While the impact of Covid-19 has had, and is expected to continue to have, an adverse effect on the business, results of operations, financial condition and cash flows, the nature and extent of such impact remains uncertain and highly unpredictable.

Consolidation in the healthcare industry could have an adverse effect on revenues and results of operations of the Medinotec Group of Companies.

Many healthcare companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we must reduce our prices because of industry consolidation, or if we lose customers as a result of consolidation, the business, financial condition, results of operations and cash flows could be adversely affected.

Healthcare industry cost-containment measures could result in reduced sales of the Medinotec Group of Companies medical devices and medical device components.

Most of our customers and the healthcare providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components our manufacture or assemble are used.

The continuing efforts of governmental authorities, insurance companies and other payers of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers.

If third-party payer payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of these components.

The cost-containment measures that healthcare providers are instituting, both in the US and outside of the US could harm our ability to operate profitably.

The continuing development of many of our products and offerings depends on our maintaining strong relationships with healthcare professionals, and these professionals are external to the Medinotec Group of Companies.

If we fail to maintain our working relationships with healthcare professionals, many of our products may not be launched and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in earnings and profitability.

The research, development, marketing and sale of many of our new products depends on our maintaining working relationships with healthcare professionals, relying on them to provide considerable knowledge and experience regarding the development, marketing and sale of products. Physicians assist us as researchers, product consultants, inventors and public speakers.

Any failure to maintain these relationships and expand our network to include new professionals in the territories we enter will have a negative impact on our financial success. In addition, as a result of the Covid-19 pandemic, our access to these professionals has been limited, and travel restrictions, shutdowns and similar measures have impacted the ability to maintain these relationships, thereby affecting the ability to develop, market and sell new and improved products.

Products in the development pipeline of The Medinotec Group of Companies may not come to market or fail to commercialize.

We will, at any time, have several innovative products in the R&D phase. However, some of these projects may fail to come to market of reach commercialize for a number of reasons, which could include competitors releasing a similar product at the same time, a lack of viability in terms of production costs or projected sales, or low/no acceptance in the market, failures on safety and efficacy measures, among other factors.

The Medinotec Group of Companies operate in a highly competitive industry and may be unable to compete effectively.

We compete in medical markets throughout the world, which are characterized by rapid changes resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face competition ranging from large companies with multiple business lines to small, specialized manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make existing or planned products less competitive.

We believe our ability to compete depends upon many factors both within and beyond our control, including: product performance and reliability, product technology and innovation, product quality and safety, breadth of product lines, product support services, customer support, cost-effectiveness and price, reimbursement approval from healthcare insurance providers, and changes to the regulatory environment.

Competition may increase as additional companies enter our markets or modify their existing products to compete directly with ours. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of similar products.

These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. From time to time we have lost, and may in the future lose, market share in connection with product problems, physician advisories, safety alerts and publications about our products, which highlights the importance of product quality, product efficacy and quality systems to the business.

In the current environment of managed care, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Further, our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property. As a result, we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property.

In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into its proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue its current level of success.

Reduction or interruption in supply or other manufacturing difficulties may adversely affect operations and related product sales within the Medinotec Group of Companies.

The supply of products requires timely delivery and exact planning due to most of our raw material either being manufactured by suppliers or imported. These suppliers/strategic partners require a sufficient amount of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements.

We have generally been able to obtain adequate supplies of such finished goods, raw materials, components, and services. However, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials, goods and services needed to fill our supply chain are obtained from various sole suppliers.

Although we work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability, the supply of these goods, components, raw materials and services may be interrupted or insufficient. In addition, due to the stringent regulations and requirements of regulatory agencies, regarding the manufacture and import/export of our products, we may not be able to quickly establish additional or replacement sources. In addition, a reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to supply products in a timely or cost-effective manner and could result in lost sales.

Other disruptions in the supply chain process or product sales and fulfilment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, wars and conflict, natural disasters such as hurricanes, tornadoes or wildfires, property damage from riots, and other environmental factors and the impact of epidemics or pandemics, such as Covid-19, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced an information technology (“IT”) systems interruption that affected our customer ordering, distribution, and manufacturing processes, and is currently adversely impacted by the global Covid-19 pandemic. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to customers could result in quality or safety issues.

These disruptions are exacerbated by global economic uncertainty and heightened geopolitical tensions, such as those in involved in the Russian war on Ukraine, between the United States and China as well as Brexit, which can also have an impact on several factors influencing prices, exchange rates, and interest rates, all of which can affect our business in turn.

In addition, several key components are manufactured or sterilized at a particular facility, with limited alternate facilities. If an event occurs that results in damage to or closure of one or more of such facilities, such as the damage caused by natural disasters, power outages, civil unrest and other factors, we may be unable to manufacture or sterilize the relevant products at the previous levels or at all. Because of the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is lost.

In order to manage any supply chain risk, we have identified key and crucial components in our manufacturing lines that we deem not to be readily available, and we have vetted 2-3 trusted suppliers, which we believe mitigates the risk of becoming overly reliant on a specific supplier. Despite this precaution, there is no assurances that we will be able to secure the materials needed if the event these sources are unable to fulfil orders. Any failure in the supply chain would result in lack of inventory and the inability to sell product. For all other non-key materials, we find that these are readily available from a variety of suppliers and therefore, the risk of sourcing them is minimal or non-existent.

Failure of the Medinotec Group of Companies to integrate acquired businesses into operations successfully, as well as liabilities or claims relating to such acquired businesses, could adversely affect the business, agreements and contracts entered into with partners and other third parties may not be successful.

As part of our strategy to develop and identify new products and technologies, we have made significant investment in our in-house IP, and may make acquisitions in the future in an effort to bolster both our IP and our product range. Integration of the operations of acquired businesses will require significant efforts, which result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects.

Failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on the business. Furthermore, acquired businesses may have liabilities, or be subject to claims, litigation or investigations that were not anticipated, or which exceed estimates at the time of the acquisition.

In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of any acquisitions made by us include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•	the ability or inability to integrate IT systems of acquired companies in a secure and reliable manner;
•	liabilities, claims, litigation, investigations or other adverse developments relating to acquired businesses or the business practices of acquired companies, including investigations by governmental entities, potential US Foreign Corrupt Practices Act (“FCPA”) or product liability claims or other unanticipated liabilities;
•	any decrease in customer loyalty and product orders caused by dissatisfaction with the consolidated companies’ product lines and sales and marketing practices, including price increases; and
•	the ability to retain key employees, and the ability to achieve synergies among acquired companies, such as increasing sales of the integrated company’s products, achieving cost savings, and effectively combining technologies to develop new products.

We could also experience negative effects on our business, financial condition, results of operations and cash flows from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of its credit rating and result in increased borrowing costs and interest expense.

We have in the past signed, and may pursue in the future, agreements and contracts with third parties to assist our marketing, manufacturing, selling, and distribution efforts. The performance of these partners and third parties cannot be guaranteed, and as such we cannot assure that any agreements or contracts entered into in the future will be successful.

If the Medinotec Group of Companies fails to manage any expansion or acquisition, the business could be impaired.

We have a very ambitious acquisition strategy and will rely on both organic growth and acquisitive growth to achieve our business goals. We may, therefore, in the future acquire one or more technologies, products or companies that complement the business. We may not, however, be able to integrate these acquisitions effectively, and any such acquisition could bring additional risks, exposures, and challenges to the business.

Due to the nature of our strategic investments division, this may result in acquisitions or joint operations where we do not have full control of the operations or business strategies. This may lead to conflicts or legal matters with joint partners and other shareholders. In cases where we have control, conflicts may arise with minority interests and these would need to be resolved in the legal jurisdiction in which they arise. Litigation and arbitration around these topics can be costly and time consuming and be highly disruptive to the business.

In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, or companies, such use may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products, or companies, our stockholders may experience substantial dilution. If we fail to manage any expansions or acquisition, our business could be impaired.

Our future success will depend, in part, upon our ability to manage our expanded business, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we are not able to continue the business combinations in an efficient and effective manner, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.

An inability to realize the full extent of the anticipated benefits of acquisitions, as well as any delays encountered in the integration process, could have an adverse effect upon our business, financial condition, or results of operations.

The Medinotec Group of Companies rely on the proper function, security and availability of our IT systems and data to operate the business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect the business, results of operations, financial condition, cash flows, reputation, or competitive position.

We are increasingly dependent on sophisticated IT systems to operate the business, including to process, transmit and store sensitive data, and many of our products and services include integrated software and IT that collects data regarding patients or connects to its systems.

Like other multi-national corporations, we could experience, and in the past have experienced, attempted or actual interference with the integrity of, and interruptions to, our IT systems, as well as data breaches, such as cyber-attacks, malicious intrusions, breakdowns, interference with the integrity of our products and data or other significant disruptions.

Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our IT systems. These third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems.

In addition, we continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in their systems, or difficulties or other breakdowns or disruptions in connection with the integration of the acquisitions into its own IT systems.

Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect the business, results of operations, financial condition, cash flows, reputation or competitive position.

In addition, our IT systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the IT needs associated with changing products and services.

There can be no assurance that the process of consolidating, protecting, upgrading, and expanding systems and capabilities, continuing to build security into the design of products, and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Further, a greater number of employees are working remotely in response to the Covid-19 pandemic and related government actions, which could expose us to greater risks related to cybersecurity and its IT systems.

If our IT systems, products or services or sensitive data are compromised, patients or employees could be exposed to financial or medical identity theft or suffer a loss of product functionality. We could lose existing customers, have difficulty attracting new customers, have difficulty preventing, detecting, and controlling fraud, be exposed to the loss or misuse of confidential information, have disputes with customers, physicians, and other healthcare professionals, suffer regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experience increases in operating expenses or an impairment in our ability to conduct operations, incur expenses or lose revenues as a result of a data privacy breach, product failure, IT outages or disruptions, or suffer other adverse consequences including lawsuits or other legal action and damage to reputation.

The Medinotec Group of Companies business model is concentrated around developing countries with higher growth rates, although this model also causes forex risk exposure which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations.

Foreign exchange risk refers to the losses that an international financial transaction may incur due to currency fluctuations. Also known as currency risk, FX risk and exchange-rate risk, it describes the possibility that an investment’s value may decrease due to changes in the relative value of the involved currencies. Investors may experience jurisdiction risk in the form of foreign exchange risk. Foreign exchange risk arises when a company engages in financial transactions denominated in a currency other than the currency where that company is based. Any appreciation/depreciation of the base currency or the depreciation/appreciation of the denominated currency will affect the cash flows emanating from that transaction. Foreign exchange risk can also affect investors, who trade in international markets, and businesses engaged in the import/export of products or services to multiple countries.

Our business of import/exports of raw materials and goods exposes us to foreign exchange risk by having account payables and receivables affected by currency exchange rates. This risk originates when a contract between us and our suppliers specifies exact prices for goods or services, as well as delivery dates. If a currency’s value fluctuates between when the contract is signed and the delivery date, it could cause a loss for one of the parties.

Our business model is concentrated around developing countries with higher growth rates causes greater exposure to forex risk which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations. Usually the attractive growth rates of these developing countries offsets the long term forex implications of their volatile currencies.

There are three types of foreign exchange risk that we are exposed to:

•	Transaction risk: This is the risk that we face when we are buying a product from a company located in another country. The price of the product will be denominated in the selling company's currency. If the selling company's currency were to appreciate versus the buying company's currency, then the company doing the buying will have to make a larger payment in its base currency to meet the contracted price.

•	Translation risk: A parent company owning a subsidiary in another country could face losses when the subsidiary's financial statements, which will be denominated in that country's currency, have to be translated back to the parent company's currency.

•	Economic risk: Also called forecast risk, this refers to when market value is continuously impacted by an unavoidable exposure to currency fluctuations for example during the Covid-19 pandemic.

We continually assess our foreign exchange risks and implements varying strategies based on the current economic conditions to implement hedging strategies to mitigate that risk. This usually involves forward contracts, options, and other exotic financial products that, if done properly, can protect us from unwanted foreign exchange moves during periods of high volatility. We may also impose a strategy of not hedging due to the costs involved outweighing the benefits. We then leave exposures unhedged until market conditions and costs justify proceeding with a hedging strategy into the future.

The long-term strategy is to make certain strategic investments that will generate revenue in first-world, stable currencies to offset the impacts of cost of sales imports in developing currencies.

The Medinotec Group of Companies operate in countries where the market is dominated by certain players and this creates a sales concentration risk which also causes an accounts receivable concentration risk.

Accounts receivable concentration risk is the level of revenue risk a portfolio holds as a result of relying on a small pool of customers. High customer concentration occurs when any single customer accounts for 20% or more of revenue. Much like anything, there are benefits and risks associated with high customer concentration.

The Group has historical reliance on two related parties for sales into South Africa: there is reliance on the DISA Vascular Distribution Proprietary limited t/a DISA Life Sciences’s (“DISA Lifesciences”) as a customer; and for exports out of South Africa there was historical reliance on Minoan Medical Proprietary Limited (“Minoan Medical”). These relationships provide the Group with more than 100 sales representatives in the South African Market.

The sales relationship with Minoan Medical ceased to exist in FY 2022, when the Medinotec Group took the export functions in house. Any sales in the future between the two entities, if any, will be on an ad hoc basis when opportunities arise. Disa Lifesciences is no longer considered a related party as of October 2022.

Sales between DISA Lifesciences and the Medinotec Group will continue into the future due to the vast distribution arm of DISA Lifesciences within South Africa. The Medinotec Inc. Group’s expectation is to reduce reliance on the South African markets for customers and accounts as the Group endeavors to expand and enter into international first world markets. However, there is no guarantee that our plan will result in a decrease in reliance on DISA Lifesciences for customers and accounts. As with any expansion effort, there are barriers to entry and outside factors, such as regulatory approval, competition, among others, that may prevent us from entering into such markets. As such, and there is a risk that the concentration of customer issue will remain an ongoing issue unless we are successful in overcoming barriers to entry, competing with those in our markets and achieving regulatory approvals, none of which can be guaranteed.

Set forth below is a table showing material related party Company’s sales for the years ended February 28, 2023 and 2022 with DISA Life Sciences and Minoan Medical:

	The Consolidated Medinotec Group
	Year ending February 28,	For the period April 26, 2021 to February 28,
	2023	2022
DISA Life Sciences
Sales	$335,786	$525,558
Minoan Medical
Sales	$—	$465,695
% of sales made to related parties for the period*	34%	95%

* Percentages were calculated as a percentage of related party sales against total sales.

Please refer to the related parties and entities section for a more detailed discussion on each function and the relationships involved as well as any arm’s length disclosures. ASC 850-10-50-6 and ASC 850-10-50-5.

These relationships have the upside of:

•	Developing long-term relationships with fewer large customers

•	Less contractual agreements and overhead per dollar

•	Greater focus on customer service and customer needs

•	Work with large customers similarly to partners

These relationships also pose the following risks and downsides:

•	Loss can devastate revenue, profit and cash flow

•	Holds pricing and negotiating leverage, which can decrease revenue

•	Diverts disproportionate amount of resources away from smaller customers

•	Causes difficulty diversifying over time

•	Can decrease the value of a company

Due to the nature of the territories that we operate in, it will be impossible to eliminate concentration risk. However, we do plan to diversify into a larger product basket and increase our international footprint, either by growing operations into other territories or alternatively acquiring more business share in other geographical territories.

The Medinotec Group of Companies insurance program may not be adequate to cover future losses.

We have elected to combine a mix of self-insurance and insured risks for most of the insurable risks across our company. We made this decision based on cost and availability factors in the insurance marketplace.

We continue to maintain a directors and officers liability insurance policy with third-party insurers that provides coverage for our directors and officers. This policy also covers product liability claims to a limited extent. We also maintain a detailed stock throughput policy to ensure inventory is ensured against losses and fire risk. All other assets fall into the category of self-insurance.

We continue to monitor the insurance marketplace to evaluate the value of obtaining insurance coverage for other categories of losses in the future. Although we believe, based on historical loss trends, that our self-insurance program accruals and existing insurance coverage will be adequate to cover future losses, historical trends may not be indicative of future losses.

The absence of sufficient third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a materially adverse impact on the business, results of operations, financial condition and cash flows.

The Medinotec Group of Companies future growth is dependent upon the development of new products and line extensions, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

In order to develop new products and improve current product offerings through our strategic partnerships with other principals, we focus our research and development programs largely on the development of, or obtaining the exclusive distribution rights to, next-generation and technology offerings across multiple programs and opportunities.

As a part of the regulatory process of obtaining marketing clearance from the respective countries’ regulators for new products, we and our strategic partners conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us or partners related to us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals from the regulators, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

If the Medinotec Group of Companies fails to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate and investors’ views of us.

Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of best practices could have a material adverse effect on the business. It could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of the Common Stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and the business may be harmed.

Risks Related to Management, Personnel and Control Persons

The Medinotec Group of Companies depends on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of Dr. Gregory Vizirgianakis, our Founder, President, Chief Executive Officer and a member of our board of directors, and Pieter van Niekerk, our Chief Financial Officer, Treasurer and a member of our board of directors. Dr. Vizirgianakis and Mr. van Niekerk have extensive experience both with our company and in our industry and are familiar with our business, systems and processes. Their loss would be catastrophic to our product offerings and ability to manage our business effectively, as we will likely not be able to find suitable individuals to replace them on a timely basis or at all.

If the Medinotec Group of Companies are unable to find, train and retain key personnel, including new showroom employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

We depend on several key management, executive, sales and marketing, and technical personnel. The loss of the services of one or more key employees could delay the achievement of business objectives. Our success will also depend on our ability to attract and retain additional highly-qualified executives, management, sales and marketing and technical personnel to meet its growth goals. We further face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

Our success depends in a large part on the continued service of the senior management team. In particular, the continued service of this group of individuals is critical to our vision, strategic direction, culture, products and business plan. We do not maintain key-man insurance for any of the senior management team, and thus the loss of any of our executives, even temporarily, or any other member of senior management, could harm the business.

The Medinotec Group of Companies’ largest shareholder, officer and director, Dr. Gregory Vizirgianakis, has substantial control over us and our policies and will be able to influence corporate matters.

Dr. Gregory Vizirgianakis, our Founder, President, Chief Executive Officer and a member of our board of directors, and his brother, Stavros Vizirgianakis, also a member of our board of directors, together control our company with an 81% vote on all matters regarding shareholder approval by virtue of his ownership in our common stock.

Gregory and Stavros Vizirgianakis have not agreed to vote their shares together. If they decide to vote together on any matter, they are able to exercise significant influence over our company, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which might be in the best interests of the other shareholders. Their interests may not necessarily be in the best interests of the shareholders in general. The rest of our shareholders will be considered minority shareholders and these will have little say in the direction of the Company as a result of their holdings.

The Medinotec Group of Companies’ officers and directors are located outside of the U.S., so it will be difficult to effect service of process and enforcement of legal judgments upon our officers and directors.

Our officers and directors are located outside of the United States and reside in South Africa.  As a result, it may be difficult to effect service of process within the United States and enforce judgments of the US courts obtained against our executive officers and directors.  Particularly, our shareholders may not be able to:

•	Effect service of process in the U.S. on any of our officers and directors;

•	Enforce judgments obtained in U.S. courts against our officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

•	Enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

•	Bring an original action in a court in South Africa to enforce liabilities against any of our officers and directors based upon the U.S. federal securities laws.

The Medinotec Group of companies’ officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

Risk Associated With Legal and Regulatory Matters

The Medinotec Group of Companies are subject to extensive medical device regulation that may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

The medical technology industry is regulated extensively by governmental authorities, principally the FDA, and state regulatory agencies with oversight of various aspects of drug and device distribution, sale, and use. The regulations are very complex, have become more stringent over time, and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other federal and state governmental agencies regulate numerous elements of our business, including:

•	product design and development;

•	pre-clinical and clinical testing and trials;

•	product safety;

•	establishment registration and product listing;

•	labeling and storage;

•	marketing, manufacturing, sales and distribution;

•	pre-market clearance or approval;

•	servicing and post-marketing surveillance, including reporting of deaths or serious injuries and malfunctions that, if they recurred, could lead to death or serious injury;

•	advertising and promotion;

•	post-market approval studies;

•	product import and export; and

•	recalls and field-safety corrective actions.

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre-market approval, or PMA, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data.

The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k), de novo, and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s stated goal is to review de novo classification requests within 150 days, 50% of the time, but in reality the process for many applicants generally takes even longer, up to a year or more. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances, approvals, and emergency use authorization to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances, approvals, or authorizations on a timely basis, or at all for our proposed products.

If the FDA requires us to go through a lengthier, more rigorous examination for marketing authorization of our medical devices or future modifications to our medical devices than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

The FDA can delay, limit or deny clearance, approval, or authorization of a device for many reasons, including:

•	we may not be able to demonstrate that our products are safe and effective for their intended users;

•	the data from our clinical trials may be insufficient to support clearance, approval, or authorization; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development. Any delay in, or failure to obtain or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our product. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing clearances or approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and negatively impact our reputation, business, financial condition and operating results. Furthermore, any operations or product applications outside of the United States will subject us to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

Failure to obtain clearance or authorization for our medical devices, or other delays in the development of our medical devices, would adversely affect our ability to grow our business.

Commercialization of our medical devices may require an Emergency Use Authorization (EUA), FDA clearance of a 510(k) premarket notification submission, or authorization of a de novo submission. The process for submitting and obtaining FDA clearance of a 510(k), authorization of a de novo submission, or EUA can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain FDA clearance, de novo authorization, or Emergency use Authorization for our medical devices on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving 510(k) clearance, de novo authorization, or Emergency use Authorization of our medical devices, would have an adverse effect on our ability to expand our business.

FDA approval have been granted for the Trachealtor following the 510(k) substantially equivalence process for Class II medical devices. We have no such FDA approval with respect to the reset of our medical devices and we have not performed any clinical testing of our medical devices, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization. In addition, any other delays in the development of our medical devices, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize our medical devices.

FDA’s policy with respect to Emergency Use Authorizations is evolving and may limit the ability for medical products, including our medical devices, to be eligible for commercialization under an Emergency Use Authorization.

We intend to submit an application with the FDA for Emergency Use Authorization (EUA) for our medical devices. The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. If we are granted an Emergency Use Authorization for our medical devices for the diagnosis of COVID-19, we would be able to commercialize our medical devices for the diagnosis of COVID-19 prior to FDA clearance or authorization of a 510(k) or de novo submission, respectively. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for an EUA and require additional pre-clinical, clinical or other studies and refuse to approve our application. In addition, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Further, the FDA’s policy with respect to EUAs related to COVID-19 is continuously evolving and may in the future limit the ability for medical products, including our medical devices, to be eligible for an EUA. If we are unsuccessful in obtaining an EUA for our medical devices in a timely manner or at all, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition, operating results and cash flows.

Modifications to our products may require new 510(k) clearances, de novo submissions, or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

FDA approval have been granted for the Trachealtor following the 510(k) substantially equivalence process for Class II medical devices. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or PMA. The FDA requires every manufacturer to make this determination in the first instance, and provides some guidance on decision making, but the FDA may review any manufacturer’s decision at any time. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo submissions or PMAs for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

We may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off-label promotion of our products or have disseminated false or misleading labeling or promotional materials.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off-label use of our products or that make false or misleading statements. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. FDA also could conclude that a performance claim is misleading if it determines that there are inadequate non-clinical and/or clinical data supporting the claim. If the FDA determines that our promotional materials or training promote of an off-label use or make false or misleading claims, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or false or misleading, the FDA or another regulatory agency could disagree. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment Considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

Healthcare policy changes may have a material adverse effect on the Medinotec Group of Companies.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by several governments, regulators and third-party payers globally, including the US federal and state governments, to control these costs and, more generally, to reform healthcare systems.

Certain of these proposals could, among other things, limit the prices we are able to charge for products or the amounts of reimbursement available for our products, and could also limit the acceptance and availability of such products.

The adoption of some or all of these proposals could have a material adverse effect on the business, results of operations, financial condition and cash flows. If we experience decreasing prices for our goods and services and we are unable to reduce expenses, there may be a materially adverse effect on the business, results of operations, financial condition and cash flows.

The Medinotec Group of Companies is subject to environmental laws and regulations and the risk of environmental liabilities, violations, and litigation.

We are subject to numerous US and non-US environmental, health and safety laws and regulations concerning, among other things, the health and safety of employees; the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; investigation and remediation of hazardous substances or materials at various sites; chemical constituents in medical products; and end-of-life disposal and take-back programs for medical devices.

Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, criminally charged or otherwise sanctioned.

Furthermore, environmental laws outside of the US are becoming more stringent, resulting in increased costs and compliance burdens. Certain environmental laws also assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. The ultimate cost of site clean-up and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required clean-up, the interpretation of applicable laws and regulations, and alternative clean-up methods.

The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on the business, results of operations, financial conditions and cash flows.

Finally, in some jurisdictions around the world, culture and practice encourages reuse of disposable products when the product is clearly labelled for single use. Such reuse may expose us to liability in these jurisdictions.

Claims made against the Medinotec Group of Companies from time to time can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

As a company with expanding operations, we increasingly face the risk of litigation and other claims against us. We have no such claims at present. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other claims against us could result in unexpected expenses and liabilities, which could materially adversely affect our operations and our reputation.

In addition, the medical device industry is characterized by extensive litigation and, from time to time, we are the subject of various claims. Regardless of outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims against us could result in payment of significant monetary damages and/or injunctive relief.

The Medinotec Group of Companies’ failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject it to penalties and adversely impact its reputation, business, results of operations, financial condition and cash flows.

Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental healthcare programs, private insurance plans and managed care plans, for the healthcare services provided to their patients.

The ability of customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost for reimbursement and regulation of health are goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud.

Many territories have similar laws that apply to reimbursement by state and other funded programs as well as in some cases to all payers. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims.

In addition, our strategic investments position the company as a manufacturer of FDA-approved devices reimbursable by federal healthcare programs. We are thus subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value our company makes to US-licensed physicians or US teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

We are also subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the US and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of / or reimbursement for our products by administrators of these systems, could have an impact on the acceptance of and demand for our products and the prices that customers are willing to pay for them.

Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on the business, results of operations, financial condition and cash flows.

Quality is extremely important to us and our customers due to the impact of our products on patients, and the serious and potentially costly consequences of product failure. We are thus exposed to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices.

In addition, many products are used in intensive care settings with seriously ill patients. Component failures, manufacturing nonconformance, design defects, off-label use, or inadequate disclosure of product-related risks or product related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient.

This could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong brand recognition of Medinotec name and our brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future.

Further, we may be exposed to additional potential product liability risks related to products designed, manufactured and/or marketed in response to the Covid-19 pandemic, and unpredictable or accelerated changes in demand for certain of our products in connection with Covid-19 and its related impacts could impact development and production of products and services and could increase the risk of regulatory enforcement actions, product defects or related claims, as well as adversely impact our customer relationships and reputation.

Should we fall short of these standards and our products become subject to recalls or safety alerts, our reputation could be damaged, we could lose customers and revenue and results of operations could decline. Our success also depends on the ability to manufacture to exact specification for precision engineered components, sub-assemblies and finished devices from multiple materials. If components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage and market share could be harmed.

In certain situations, we may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems, including future product liability claims or recalls, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on the business, results of operations, financial condition and cash flows.

The Medinotec Group of Companies may not be able to protect our intellectual property rights effectively.

Patents, trademarks and other intangible proprietary rights are and will be essential to the business and our ability to compete effectively with other companies. During normal day-to-day trade, we also rely on trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position.

We pursue a policy of obtaining patent protection in both the US and overseas for patentable subject matter of our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

We also operate in an industry that is susceptible to significant intellectual property litigation. This litigation is expensive, complex, and lengthy and its outcome is difficult to predict. Future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel.

In addition, we may have to take legal action in the future to protect our patents, trade secrets, or know-how or to assert our intellectual property rights against claimed infringement by others. Any such legal action could be costly and time consuming and no assurances can be made that any lawsuit will be successful.

The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect intellectual property, could have a material adverse effect on the business, financial condition, and results of operations. In the event that the right to market any of our products is successfully challenged, or if we fail to obtain a required license or are unable to design around a patent, the business, financial condition, and results of operations could be compromised.

Security breaches, loss of data and other disruptions could also compromise sensitive information related to the business, preventing it from accessing critical information or expose us to liability, which could adversely affect the business and reputation.

In the ordinary course of business, we collect and store sensitive data, including patient health information, personally identifiable information about employees, intellectual property, and proprietary business information. We manage and maintain applications and data utilizing on-site and off-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to operations and business strategy, and we devote resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our IT and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, hurricanes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties.

Unauthorized access, loss or dissemination could also interrupt operations, including the ability to receive and ship orders from customers, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect the business.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on the Medinotec Group of Companies, the results of operations, financial conditions and cash flows.

We are subject to income taxes, as well as non-income-based taxes, in South Africa, the UAE, and other jurisdictions in which we operate, as well as jurisdictions such as the United States, in which we intend to have operations. The tax laws in these could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

Taxation regulation in territories around the world can also change very quickly, which may mean that all the implications for businesses may not have been fully thought through by the regulating authorities before final guidelines and laws are issued. Furthermore, any changes made by tax authorities, together with other legislative changes, to the mandatory sharing of company information (financial and operational) with tax authorities on both a local and global basis, could lead to disagreements between jurisdictions with respect to the proper allocation of profits between such jurisdictions. We therefore continuously monitor changes to tax regulation and double tax treaties between the territories in which we operate. We also maintain a comprehensive transfer pricing policy to govern the flow of funds between various tax territories.

We are further subject to ongoing tax audits in the various jurisdictions in which we operate. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on the business, financial condition, results of operations, and cash flows.

While we have recorded reserves for potential payments to various tax authorities related to uncertain tax positions, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in payment that is significantly different from our estimates. If the payment proves to be less than the recorded reserves, the reversal of the liabilities would generally result in tax benefits being recognized in the period when we determine the liabilities to be no longer necessary. Conversely, if the payment proves to be more than the reserves, we would incur additional charges, and these could have a materially adverse effect on the business, financial condition, results of operations, and cash flows.

The failure to comply with anti-corruption laws could materially adversely affect the Medinotec Group of Companies and result in civil and/or criminal sanctions.

FCPA and similar anticorruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships are with governmental entities and are therefore potentially subject to such laws.

We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe. Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals.

Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. The business maintains policies and programs to implement safeguards to educate employees and agents on these legal requirements, and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible.

In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt the business, adversely affect our reputation and result in a material adverse effect on the business, results of operations, financial condition and cash flows.

Laws and regulations governing international business operations could adversely impact the Medinotec Group of Companies.

The US Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and the Bureau of Industry and Security at the US Department of Commerce (“BIS”) administer certain laws and regulations that restrict US persons and, in some instances, non-US persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to US economic sanctions.

Our international operations subject us to these laws and regulations, which are complex, restrict business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain subsidiaries have limited business dealings in countries subject to comprehensive sanctions.

Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

As an Emerging Growth Company under the Jobs Act, the Medinotec Group of Companies are permitted to rely on exemptions from certain disclosures requirements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Associated with Political Instability and Regional Issues

South Africa Specific Risk of Unstable Power Supply

Electricity demand in South Africa is extremely high and energy plants do not meet the demand. Therefore, there are frequent rolling black outs that are handled by a schedule of “load shedding” during which the supply and demand of electricity is balanced out to prevent the entire power grid from collapsing. This results in unstable energy sources and frequent production halts for our company. DISA Medinotec has a backup generator big enough to sustain the entire production facility in case of a power outage. In addition, South Africa is also a very solar capable country due to the weather being warm with desert like conditions. Therefore, we are looking into solar power as a means to run our production facilities more efficiently in the longer run.

South Africa Specific Risk of Political instability May Affect the Medinotec Group of Companies’ ability to operate effectively.

Political instability in the countries in which we operate, including South Africa, where recent episodes of violent civil unrest (riots) have further destabilized the country’s economy and resulted in extensive damage to commercial property, and may cause increased uncertainty about our ability to exist in this environment. This may adversely affect investor confidence as well as our business planning, operations and our market capitalization.

This risk extends to global economic uncertainty and heightened geopolitical tensions, such as those in involved in the Russian war on Ukraine, between the United States and China as well as Brexit, which can also have an impact on several factors influencing commodity prices, exchange rates, and interest rates, all of which can affect our business in turn.

South Africa Specific Risk In South Africa, BEE requirements may restrict growth opportunities and limit the Medinotec Group of Companies’ ability to attract key talent.

In South Africa, the correction of inequalities amongst the key demographic groups of the country as a result of Apartheid is regulated by the Broad-based Black Economic Empowerment Act 53 of 2003. This is a legislative framework for the promotion of BEE that seeks to advance economic transformation and enhance the economic participation of Black people in the South African economy. Companies failing to meet the requirements of the Act and its associated codes may be at risk of not being able to attract investment and may also face more limited opportunities for growth (both organic and acquisitive) and failure to attract, recruit and retain key candidates and suitably qualified personnel.

South Africa Specific Risk that potential damage to property caused by riots and protests may impact the Medinotec Group of Companies ability to operate.

Businesses that have operations or own assets in South Africa face risks from events such as civil commotion, public disorder, strikes, riots, loadshedding and terrorism. Resultant damage to property stemming from such events can potentially disrupt our operations and also have an impact on the health and safety of our employees.

South Africa Specific Risk that South African authorities may disallow or delay a transfer of funds from South Africa to the United States

The Central Reserve Bank of South Africa oversees the flow of currency in and out of the republic of South Africa and the South African Revenue services oversee all transfer pricing issues. The Medinotec Group of Companies has a transfer pricing bench marking in place for future planned transactions between its South African subsidiaries and Medinotec Inc., its U.S. parent company, and makes use of an external exchange control advisor to ensure any cross-border transactions complies with the requirements of both the Reserve Bank and the South African Revenue services. This is an approval process for the flow of funds and therefore may cause timing delays to transfer funds cross border but does not mean that it is disallowed entirely. We have successfully concluded a Private Placement during May of 2022 to the value of $ 3.3 million in the name of Medinotec Inc., which raise provided enough cashflow to fund our expected American operations and therefore we do not foresee that in the near future there will be intercompany or cross border dependence for operational activities. We believe that once Medinotec Inc. establishes its own sales network the company is expected to become self-sustaining. If for some reason there is a time delay and the funding raised during the private placement is not enough, to realize the business plan of the parent, the operating subsidiary in South Africa would be its only source of cashflow to sustain the Medinotec Group of Companies.

Allowable cash flows and their expected timelines are disclosed in the following table:

Method	Description	Normal Time Delay Experienced
Management fees	Restricted to an amount that the business would need to prove that the services rendered by the Medinotec Group Internationally to the local company is at an arm’s length amount. If this cannot be proven authorities will disallow the charge and in certain instances levy fines and penalties	If these charges are proven to be at arm’s length, flow of funds can happen within a one-week time frame.
Loans	Restricted to arm’s length terms and would need to apply for formal approval to the authorities.	The application may be accepted or declined and would require 6-10 weeks before approval will be obtained.
Dividends	Dividends may be declared from time to time depending on the fact that the company declaring these dividends are liquid and solvent.

Since Medinotec Inc. is the registered owner of the business in South Africa dividends may be declared at a Board meeting and these can be paid to the parent entity. A dividends withholdings tax of 20% would apply and the funds may then exit the country.

The timeline to ensure compliance and transfer the funds will be 2-3 weeks.

It is important to note that the above-mentioned table is the only three options to externalize funds out of South Africa, the time delays mentioned are based on prior experience and guidance from expert advisors. The authorities do have the final decision-making powers on any transaction and therefore time delays may become material and can have a material impact on the business and its ability to function especially when a dispute arises from interactions with the regulators. Management fees and loans can easily be declined by authorities whereas dividends are less likely to be declined.

Our entire business plan is based on the successful private placement that was concluded, and this funding is expected to facilitate two years of funding required before any funding would be needed from the South African subsidiaries, therefore this leaves some time to obtain regulatory approvals in advance if the business plan roll out in the United States is slower than expected. If the Central Reserve Bank declines or imposes any restrictions including time delays for approvals for flow of funds it may have a material impact on the business operations of the Group and may delay its roll out in the American Markets until a follow up capital raise or alternatively debt finance can be obtained on an international level. It is important to note that this successful raise of money does not guarantee that we will obtain regulatory approval in the USA for product candidates that falls outside the Trachealator product which already obtained FDA approval in November 2021. In addition to this it also does not guarantee successful commercializing of any products in the USA since all products are at a pre- commercialization phase in the United States of America.

South Africa Specific Risk of South Africa Being Grey listed by the FATF- Financial Action Task Force

The FATF- Financial Action Task Force is a global inter-governmental body, that promotes policies and sets international standards relating to the combating of money laundering, terrorist financing, and the financing of the proliferation of weapons of mass destruction. There are currently 39 members of the FATF; 37 jurisdictions including South Africa and 2 regional organisations (the Gulf Cooperation Council and the European Commission). There are a further 31 international and regional organisations which are Associate Members or Observers of the FATF and participate in its work. South Africa is the only African member of FATF, but other African jurisdictions participate through FATF Regional Bodies like the Eastern and Southern Africa Anti-Money Laundering Group (ESAAMLG) who are associate members of FATF.

The FATF grey list refers to the FATF’s practice of publicly identifying countries with strategic Anti- Money Laundering and Countering the Financing of Terrorism (AML/CFT) deficiencies. The FATF maintains two such lists: I. jurisdictions under “increased monitoring” that are actively working with the FATF to address strategic deficiencies in their regimes” and II. “high-risk jurisdictions subject to a call for action” that are not actively engaging with the FATF to address these deficiencies.

South Africa did poorly in its 2021 mutual evaluation, which was conducted in 2019 when many institutions (especially law-enforcement agencies) were at their weakest following state capture. Whilst no country2 is fully3 compliant with all 40 FATF Recommendations and all 11 effective immediate outcomes, South Africa was deemed to have too many weaknesses in its legal framework (being deemed to be inadequately compliant with 20 of FATF’s recommendations) in all 11 effectiveness immediate outcomes. South Africa was put under a one-year observation period in October 2021, giving the country time to address 67 Recommended Actions. South Africa made significant progress during the observation period, passing two major Amendment Acts in 2022, and strengthening its institutions. A January 2023 assessment of SA’s progress found that South Africa had made significant and positive progress, reducing the 67 Recommended Actions to 8 strategic deficiencies, where more progress is required

South Africa did poorly in its 2021 mutual evaluation, which was conducted in 2019 when many institutions (especially law-enforcement agencies) were at their weakest following state capture. Whilst no country is fully compliant with all 40 FATF Recommendations and all 11 effective immediate outcomes, South Africa was deemed to have too many weaknesses in its legal framework (being deemed to be inadequately compliant with 20 of FATF’s recommendations) in all 11 effectiveness immediate outcomes. South Africa was put under a one-year observation period in October 2021, giving the country time to address 67 Recommended Actions. South Africa made significant progress during the observation period, passing two major Amendment Acts in 2022, and strengthening its institutions. A January 2023 assessment of SA’s progress found that South Africa had made significant and positive progress, reducing the 67 Recommended Actions to 8 strategic deficiencies, where more progress is required.

The most significant implication to a country that is greylisted is the reputational damage to the country, as its effectiveness in combatting financial crimes like corruption and money-laundering as well as terror financing are deemed to be below international standards. The second and related implication arises from consequential action taken with regard to cross-border transactions, particularly possible action taken by foreign banks that provide correspondent banking services. It should be noted that FATF does not require enhanced due diligence measures to be applied, but rather that all jurisdictions take account of it in their risk analysis. The same FATF statement quoted above notes:

“The FATF does not call for the application of enhanced due diligence measures to be applied to these jurisdictions. The FATF Standards do not envisage de-risking, or cutting-off entire classes of customers, but call for the application of a risk-based approach. Therefore, the FATF encourages its members and all jurisdictions to take into account the information presented below in their risk analysis.” However, despite the FATF requirement, selected institutions are expected to undertake more enhanced monitoring, for their own business reasons, or as may be required by their own laws (eg EU directives). Hence institutions based in a greylisted country that engages in cross-border trade and other activities may be subject to higher levels of customer due diligence by financial institutions outside of that country. In practice, this means being more thorough processing and vetting clients and understanding the sources of their funds. However, if a country has demonstrated that it has taken strong and credible steps to prevent or get out of greylisting, the costs of greylisting will likely be reduced. In the case of South Africa, none of the items on the action plan relate directly to preventive measures in respect of the financial sector, reflecting significant progress since the mutual evaluation in the application of a risk-based approach to the supervision of banks and insurers. National Treasury, therefore, expects that if South Africa continues to make significant improvements in effectiveness and swiftly exits greylisting, it will have a limited impact on financial stability and costs of doing business with South Africa, particularly if South Africa moves speedily to get out of greylisting.

Companies in South Africa, responding to the greylisting will require context-specific solutions depending on the broader impact of the greylisting on their plans around aspects such as strategic expansions, capital raising, and any general increased cost of doing business. Medinotec trades in a highly regulated environment already and applies high levels of due diligence and financial contol therefore the additional costs of compliance expected to be incurred due to the Grey listing is in our opinion minimal, this assessment may however change based on Government’s response into the future. This status may however make it harder for the business to raise capital in the future, Generally, it takes from one to three years for countries to address the deficiencies and to be taken off the grey list, something that occurs after a final, on-site assessment when both FATF and the relevant country believe that all elements of the action plan have been largely or fully addressed. The South African Government communicated that it plans to address the eight (8) areas of strategic deficiencies identified by the FATF, by no later than the end of January 2025 and that government has an intention to exit the grey list as fast as possible. There may however be unplanned delays.

Despite the progress the South African Government is making on addressing deficiencies, it is still unclear how long this designation will remain in place and what ramifications, if any, the designation will have for the Company.

Risks Relating to Our Securities

If the Medinotec Group of Companies undertakes future offerings of our common stock, shareholders will experience dilution of their ownership percentage.

Generally, existing shareholders will experience dilution of their ownership percentage in the company if and when additional shares of common stock are offered and sold. In the future, we may be required to seek additional equity funding in the form of private or public offerings of our common stock. In the event that we undertake subsequent offerings of common stock, your ownership percentage, voting power as a common shareholder, and earnings per share, if any, will be proportionately diluted. This may, in turn, result in a substantial decrease in the per-share value of your common stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares

Our common stock is quoted under the symbol “MDNC” on the OTCQX operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We have just recently been approved for trading, so we do not have an active trading market. We can provide no assurances that an active trading market will ever occur, and you may have issues selling your securities in our company.

The Medinotec Group of Companies’ common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	new products and services by us or our competitors;

•	government regulation of our products and services;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

You should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If securities analysts do not initiate coverage or continue to cover the Common Stock or publish unfavorable research or reports about the business, this may have a negative impact on the market price of the Common Stock of the Medinotec Group of Companies.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect our market price.

If we are covered by securities analysts, and the stock is the subject of an unfavorable report, the stock price and trading volume would likely decline. If one or more of these analysts ceases to cover our company or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause the stock price or trading volume to decline.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in the Medinotec Group of Companies’ stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

If the Medinotec Group of Companies issues shares of preferred stock with superior rights than the common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 20,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Medinotec Group of Companies does not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against the Medinotec Group of companies’ directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care.

In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES

Currently, we do not own any real estate. Our principal executive offices are located at Northlands Business Park at 170-171 Bush Telegraph Avenue, North riding, Johannesburg, South Africa. We have entered into a lease for this 8,783 square foot facility. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. This is the primary location of our manufacturing plant.

▪	The lease term: Three years commencing February 1, 2020 until January 31, 2023.

▪	Extension terms: Management is already in talks with the landlord to extend the lease for another 3 years. An independent third party has been appointed to negotiate a fair arm’s length market related lease rate to comply with ASC 850-10-50-6. Refer to related party disclosures around this relationship. At present there is no indication of any events which could cause non-renewal of the lease.

▪	Rent is approx.: $3,182 per month (Excluding Value Added Taxes)

▪	No Escalation clause for the Three year term

▪	Rates taxes and Levies are billed in addition to the Rent

▪	DISA Medinotec pays its own utility bills to the local service providers

We do not have any policies regarding investments in real estate, securities or other forms of property.

Please refer to related party footnotes in the financial statements and as disclosed in the Section of this Annual Report, entitled, “Certain Relationships and Related Transactions” for the related party effects of the lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

As of the date of this Annual Report, there is no known material litigation or claims against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is qualified for quotation on the OTCQX under the symbol “MDNC” and has been only recently quoted on the OTC since March 2023. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

Holders

As of May 22, 2023, we had 63 shareholders of common stock per transfer agent’s shareholder list.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

On April 26, 2021 the company issued 10,000,000 shares of common stock to the founding shareholders at 0.001 per share.

On May 30, 2022, the company concluded a pre Trachealator FDA approval raise which started in October 2021 and concluded on May 30, 2022. This raise was for a total of 1,733,750 shares of common stock at $2 a share.

These securities were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years February 28, 2023 and 2022

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the year ended February 28, 2023 was $999,579 compared to $1,215,905 (Pro-forma Full Year FY 2022)_ in revenue being recorded in the year ended February 28, 2022.

The revenue was down in comparison to the prior year with $216,326 for the year.. The sales presented includes the following economic and internal issues:

•	DISA Medinotec trades out of South Africa and its functional currency is the South African Rand, The Rand weakened from an average conversion rate of 1$: 14.9 (2022) to 1$: 17.37( for the last three quarters of 2023) against the US Dollar. This translated to a decrease of 17% due to dollar strength when the Rand was converted for reporting purposes, which means a decrease of approx. $69,928 for the year in sales when converted to dollars from Rands. The Rand was very volatile against the US Dollar especially in the year ended February 28, 2023. Most of the year-to-date differences discussed here are attributable to the second,third and fourth quarters during which the Rand experienced the most volatility.

•

There was a machine breakdown that occurred in the last week of April and the repair process lasted three weeks, therefore leaving a back log in production and invoicing of products volume losses in this period accounted for an estimated $62,983 for the year ended 2023 and all of this can be attributed to the first quarter, since the breakdown lasted from April to May. An increased number of sales were made in the third quarter due to most of the backlogs being addressed, therefore a significant increase in sales volumes were experienced over and above the negative impact of the Rand conversion rate on sales.

There was a once off sale of $483,381 from DISA Medinotec Proprietary Limited to Minoan Medical Proprietary Limited in the Feb 2022 financial year this is not to be repeated and is because Minoan Medical found a buyer for short dated expiring stock for DISA Medinotec, the raw materials aged due to the slower sales during covid. This is therefore an extraordinary event which is not to be repeated.

When ignoring this extraordinary revenue event, the actual sales growth for the period was $250,695 which represents a 36.5% growth in normal sales figures excluding extraordinary events.

This table indicates the sales per product as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended		Proforma Medinotec Inc Group
Product Type	Feb 23	For the period April 26, 2021 to February 28 2022	Feb 23
Cape Cross NC Catheter	230,359	227,665	135,272
Cape Cross PTCA Catheter	287,089	111,076	291,215
Trachealator Catheter	446,864	218,161	306,037
Components	35,267	438,381	483,381
	999,579	1,040,283	1,215,905

Revenue generated by affiliations to related parties were as follows:

Sales to Minoan Medical stopped during Q1 of the 2023 financial year due to the fact that DISA Medinotec now employs its own international sales and marketing manager, which was outsourced in the past. Minoan primarily facilitated export business on behalf of DISA Medinotec the total sales for the financial year ending February 2022 was $483,381.

For the year ended February 28, 2023, we generated revenue through sales to DISA Lifesciences Proprietary Limited of $335,786 and $525,558 for the year ended February 28, 2022. Pieter van Niekerk ceased to be a director on DISA Lifesciences on October 14, 2022 after which the business will not be a related party to the Medinotec Group anymore, but due to the extensive sales reach of DISA Lifesiences it will remain a material distributor for the Medinotec Group in South Africa which generates 68% of the sales for the Medinotec Inc Group of Companies.

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

Cost of Goods

The Consolidated Medinotec Group of Companies recorded cost of goods of $417,757 constituting a gross profit percentage of 58.2% for the year ending February 28, 2023 down from $668,832 (Pro-forma Full Year FY 2022) constituting a constituting a gross profit percentage of 44.9% for the year ending February 28, 2022.

The most material change in the increase of cost of goods is the function that it is directly relatable to sales and therefore the cost of goods followed the same upward trend as sales.

This increase in Cost of sales over time follows the sales trend but also indicates a shift in production to include the sale of more complex products into the product mix, therefore the production facility is approaching its fuller capacity and the allocations of labor and machine time to product costing per unit manufactured is expected to decrease the average cost of these items allocated to cost of goods due to the production facility becoming more productive . The Rand weakened from an average conversion rate of 1$: 14.9 (2022) to 1$: 17.37( for the last three quarters of 2023) a 17% decline against the US Dollar. Therefore, this contributed positively to the balance of the costs when converted from Rands to dollars. The Rand was very volatile against the US Dollar especially second, third and fourth quarters. Most of the differences discussed here are attributable to these three quarters the portion of the movement that can be allocated to the exchange difference is estimated at $ 71,018.

Due to the once off sales transaction of $483,381 in Q4 for the prior fiscal for DISA Medinotec Proprietary Limited there is no obsolete stock for the period ending February 28, 2023. This transaction was concluded to sell components that was close to expiration date due to sales declining during the covid pandemic.

No other related party transactions are recorded in cost of sales for both years in 2023 and 2022.

Operating Expenses

The Consolidated Medinotec Group of Companies operating expenses were $1,047,216 for the year ended February 28, 2023, up from $759,394 (Pro-forma Full Year FY 2022) for the year ended February 28, 2022.

The Rand weakened from an average conversion rate of 1$: 14.9 (2022) to 1$: 17.37( for the last three quarters of 2023) against the US Dollar. Therefore, this will cause an expense decrease/improvement of 17% on the operating expenses due to dollar strength within the conversion rate applied. The currency effect is a decrease in operating expenses of $136,138related to the year ended February 28, 2023. The Rand was very volatile against the US Dollar especially in the second to fourth quarter ended February 28, 2023. Most of the differences discussed here are attributable to this period and is estimated at an amount of $121,783.

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

	The Consolidated Medinotec Group of Companies for the Years Ended February		Proforma Medinotec Inc Group Consolidated
	Feb 23	For the period April 26, 2021 to February 28, 2022	12 months ending Feb 22
Compliance cost	218,694	161,168	161,168

For the period ending February, 28 2022, consolidated figures are presented from April, 26. Proforma figures are presented from March, 1 to February, 28. This was done to demonstrate a full comparative period compared to the same period in the current reporting period.

Once off costs of obtaining a quotation resulted in non recurring expenses of $70,000 in 2023.

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

	Medinotec Inc Group Consolidated Years Ended (Audited)		Proforma Medinotec Group Consolidated
	Feb 23	For the period April 26, 2021 to February 28, 2022	Feb 22
Sales and Marketing	53,652	17,271	17,271

For the period ending February, 28 2022, consolidated figures are presented from April, 26. Proforma figures are presented from March, 1 to February, 28. This was done to demonstrate a full comparative period compared to the same period in the current reporting period.

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the twelve months ending February 28, 2023 was $39,984. The related party rental expenses in the same twelve months in the preceding year ending February 28, 2022 amounted to $38,157.  The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

 Net Loss

The Consolidated Medinotec Group of Companies for the year ending February 28, 2023 showed total net loss of $352,728 up from a loss of $254,005\(Pro-forma Full Year FY 2022) for the year ended February 28, 2022.

The change is mainly attributable to the currency fluctuations, general and Admin expenses and sales and marketing expenses which showed a step cost increase to support the higher sales figure, which includes the compliance costs discussed in operating expenses above which is expected to continue to rise as new planned roll territories become active.

Interest charged on the loan account for the twelve months ended in favor of related party Minoan Medical Proprietary Limited was $178,584 for the period ended February 28, 2023, up from $0 (2022: interest free) in the year ending February 28, 2022. This change is attributable to the fact that there was an interest waiver in place from the main shareholder at the time to support the company through Covid 19 the interest charges resumed in 2022 at the prime lending rate of South Africa. Interest charged on the loan account for the twelve months ended in favor of related party Minoan Medical Proprietary Limited was $125,966 for the twelve months ended February 28, 2023, up from $0 in the same nine months ending November 30, 2021. This change is attributable to the fact that there was an interest waiver in place from the main shareholder at the time to support the company through Covid 19 the interest charges resumed in 2022 at the prime lending rate of South Africa. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6

Liquidity and Capital Resources

The Consolidated Medinotec Group of Companies as of February 28, 2023, had total current assets of $3,369,478 and total assets in the amount of $4,490,432. Total current liabilities as of February 28, 2023 were $71,311. Consolidated we had working capital of $3,298,167 as of February 28, 2023 as compared with $512,683 as of February 28 , 2022.

Investing activities used $529,723 during the year ended February 28, 2023 and $90,556 for the prior year ended February 28, 2022. The investment into property, plant and equipment peaked in the 2021 Fiscal period as the plant reached maximum potential production its current form. The new focus will be on sales and compliance activities as described in the operating expenses section during the third quarter ending February 28, 2023. $585,000 was invested into a revolving credit facility with a company called Innovative Outcomes  Inc. Innovative outcomes will utilize this facility to build a sales and infrastructure for Medinotec Inc Group in the United States. The maximum draw down allowed for this facility is $750,000 and this facility constitutes the only planned major capital commitments that existed at February 28, 3023.

Operating activities used cash of $(490,549) during the quarter ended February 28, 2023 compared to $130,201 for the year ended February 28, 2022. This is mainly due to the net loss and operating expenses described above and an increase in investment for accounts receivables, and a decrease of accounts payable. As the business continues to grow the terms of customers will continue to affect the growth in accounts receivables.

Financing activities provided cash of $3,577,194 during the period ended February 28, 2023 and $277,149 for the year ended February 28, 2022. The increase in the current year is mainly due to the private placement being concluded during which $3,467,500 was raised and capital raising fees of $ 169,375 was incurred, the remaining balance is due to additional draw down on the related party borrowing from Minoan Medical Proprietary Limited. The loan account in favor of Minoan Medical Proprietary Limited increased by $279,069 during the year ending February 28, 2023. In the prior year the loan account increased by $267,149 in the year ending February 28, 2022. The loan account is used to fund operational requirements.

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

Off Balance Sheet Arrangements

As of February 28, 2023, there were no off-balance sheet arrangements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended February 28, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of February 28, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Gregory Vizirgianakis	44	President, Secretary, CEO and Director
Pieter van Niekerk	38	CFO, Treasurer and Director
Stavros G. Vizirgianakis	51	Director (1)
Joseph P. Dwyer	66	Director (1)

(1)	Appointed as Director on June 13, 2022.

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Gregory Vizirgianakis

The Company is led by Dr Vizirgianakis as the Chief Executive Officer, a qualified medical doctor, with a specialty interest in the field of neuroscience. He has many years of experience in the international and South African health markets. Dr Vizirgianakis is the founding ultimate shareholder of DISA Medinotec Proprietary Limited and has been involved in several successful entrepreneurial ventures. For the last five years, Dr. Vizirgianakis has been employed as CEO of Minoan Medical Proprietary Limited and DISA Medinotec Proprietary Limited.

Aside from that provided above, Dr. Vizirgianakis does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

The Board believes that Dr. Vizirgianakis has the experience, qualifications, attributes and skills necessary to serve on the Board because of the fact that he held similar positions for more than 10 years and his designation as a medical doctor, he is also a founding shareholder in the company and has a long-standing track record in the industry.

Pieter van Niekerk

Mr. Pieter van Niekerk is a qualified Chartered Accountant and the Company's CFO and has been involved in multiple listings on various exchanges in the United States of America and South Africa. He has 10 years executive management experience and has been nominated as one of the “Top 35 under 35 Chartered Accountants” in South Africa for two consecutive years. For the last five years, Mr. van Niekerk has been employed as CFO of Minoan Medical Proprietary Limited and DISA Medinotec Proprietary Limited.

Aside from that provided above, Mr. van Niekerk does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

The Board believes that Mr. van Niekerk has the experience, qualifications, attributes and skills necessary to serve on the Board because of the fact that he held similar positions for more than 10 years and his designation as a chartered accountant, he is also a founding shareholder in the company and has a long-standing track record in the industry.

Stavros G. Vizirgianakis

Mr. Vizirgianakis became the Interim Chief Executive Officer of Misonix in September 2016 and the full-time President and Chief Executive Officer in December 2016. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. In that capacity, Mr. Vizirgianakis acted as a distributor of the Company’s products. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis also served on the board of Tenaxis Medical and is a strategic investor in and advisor to numerous medical device startups and established companies in this field.

Aside from that provided above, Mr. Vizirgianakis does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Vizirgianakis has a degree in commerce from the University of South Africa. The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his international business relationships qualify him to serve as a director.

Joseph P. Dwyer

Mr. Dwyer has served as Misonix’s Chief Financial Officer since August 2, 2017. From June 2015 to the present, Mr. Dwyer has provided financial consulting and advisory services to various companies, through the firms Dwyer Holdings and TechCXO. Prior thereto, from November 2012 until June 2015, he was Chief Financial Officer of Virtual Piggy, Inc., a publicly traded technology company. Prior to joining Virtual Piggy, Mr. Dwyer served as chief financial officer of Open Link Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and chairman of the audit committee and served as interim chief administrative officer of Energy Solutions International, Inc., a privately held company providing pipeline management software to energy companies and pipeline operators. From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a privately held financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services. Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting with SEC reporting and compliance. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company. During 2004, Mr. Dwyer served as chief financial officer of Synergen, Inc., a privately held software company providing energy technology to utilities. Prior to 2004, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Aside from that provided above, Mr. Dwyer does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director.

Family Relationships

Aside from Messrs. Gregory Vizirgianakis and Stavros G. Vizirgianakis, who are brothers, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

 Involvement in Certain Legal Proceedings.

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2023 and 2022.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Vizirgianakis	2023	—	—	—	—	—	—	—	—
CEO	2022	—	—	—	—	—	—	—	—
Peter van Niekerk	2023	—	—	—	—	—	—	—	—
CFO	2022	—	—	—	—	—	—	—	—

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers with any regularity, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of February 28, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gregory Vizirgianakis
Peter van Niekerk

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 30, 2023  , the beneficial ownership of our common and preferred stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise noted, the address of each beneficial owner is located at Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue | North Riding | 2169.

Title of class	Name and address of beneficial owner (1)	Number of shares - Beneficial ownership	Percent of class (2)
Common	Gregory Vizirgianakis(3)	4,750,179	40.5%
Common	Peter van Niekerk	401,965	3%
Common	Stavros G. Vizirgianakis(4)	4,750,179	40.5%
Common	Joseph P. Dwyer	0	0%
Total of All Directors and Executive Officers (4 persons):		9,902,323	84%
More Than 5% Beneficial Owners:
NONE

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 11,733,750 voting shares as of May 30, 2023.
(3)	Includes 1,108,327 shares held in his name and 3,641,852 shares held in King Style Investments, formed in Cyprus, in which Gregory has beneficial ownership over 43. 39655% of the shares held by King Style Investments.
(4)	Includes 4,750,179 shares held in King Style Investments, formed in Cyprus, in which Stavros has beneficial ownership over 56.60345% of the shares held by King Style Investments.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below and in “Executive Compensation,” there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Set forth below is a table showing the Consolidated entities’ rent paid and accounts payable for the year ended February 28, 2023, with Minoan Capital:

	February 28 2023 (audited)	For the period April 26, 2021 to February 28, 2022 (audited)
Rent	39,984	38,157

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

The prevailing prime lending rate on the quarter ending February 28, 2023 in South Africa is 10.75%. The interest charged for the quarter was $51,545 and a 1% movement in the interest rates constitutes a value of $19,636 on an annual basis and $4,909 per quarter. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

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

Operational charges are charged to the loan account in the Consolidated entities.

	February 28 2023 $ (audited)	February 28 2022 $ (audited restated)
Minoan Medical Proprietary Limited	1,862,793	1,583,672
Minoan Capital Proprietary Limited	273	325
Total	$1,863,066	$1,583,997

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

Set forth below is a table showing the Consolidated entities sales and accounts receivable for the year ended February 28, 2023 and year ended February 28, 2022 with DISA Lifesciences and Minoan Medical.

	February 28 2023 $ (audited)	For the period April 26, 2021 to February 28, 2022 $ (audited)
DISA Life Sciences
Sales	335,786	525,558
Accounts receivable		1,242
Minoan Medical
Sales	—	465,695

These transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Mercurius & Associates LLP (Formerly knowns as AJSH & Co LLP) served as our independent registered public accountants for the years ended February 28, 2023 and 2022.

Audit Fees

For the Company’s fiscal years ended February 28, 2023 and 2022, we were billed approximately $120,561 and $13,091, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended February 28, 2023 and 2022, respectively.

Tax Fees

For the Company’s fiscal years ended February 28, 2023 and 2022, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended February 28 2023 and 2022, we were no billed any other fees by our auditors.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS.

The following documents are included on pages F-1 through F-23 attached hereto and are files as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.(a)(2) EXHIBITS

(a)(2)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Share Exchange Agreement, dated March 2, 2022	S-1	2.1	6/2/2022

3.1	Articles of Incorporation	S-1	3.1	6/2/2022

3.2	Articles of Amendment	S-1	3.3	6/2/2022

3.3	Bylaws	S-1	3.3	6/2/2022

4.1	Unsecured Revolving Promissory Note, dated September 16, 2022	S-1/A	4.1	11/2/2022

10.1	Lease Agreement dated January 28, 2020 between Minoan Capital and DISA Medinotec Proprietary Limited	S-1/A	10.1	8/4/2022

10.2	Exclusive Distribution Agreement dated March 1, 2020 between Disa Life Sciences Proprietary Limited and DISA Medinotec Proprietary Limited	S-1/A	10.2	8/4/2022

10.3	Letter of Offer, dated April 26, 2021 with Gregory Vizirgianakis	S-1/A	10.3	8/30/2022

10.4	Letter of Offer, dated April 26, 2021 with Peter van Niekerk	S-1/A	10.4	8/30/2022

10.5	Letter of Offer, dated June 13, 2021 with Stavros Vizirgianakis	S-1/A	10.5	8/30/2022

10.6	Letter of Offer, dated June 13, 2021 with Joseph P Dwyer	S-1/A	10.6	8/30/2022

10.7	Loan Certificate dated Mary 1, 2017	S-1/A	10.7	8/30/2022

21.1	List of Subsidiaries Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	SIGNATURE	TITLE

May 30, 2023	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

May 30, 2023	/s/ Peter van Niekerk	Chief Financial Officer and Director
	Peter van Niekerk	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

May 30, 2023	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

May 30, 2023	/s/ Peter van Niekerk	Chief Financial Officer and Director
	Peter van Niekerk	(Principal Financial Office and Principal Accounting Officer)

DATE	SIGNATURE	TITLE

May 30, 2023	/s/ Stavros G. Vizirgianakis and	Director
Stavros G. Vizirgianakis

DATE	SIGNATURE	TITLE

May 30, 2023	/s/ Joseph P. Dwyer	Director
Joseph P. Dwyer

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDINOTEC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medinotec Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Medinotec Inc. and its subsidiaries (collectively, the “Company”) as on February 28, 2023 and February 28, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended February 28, 2023 and for the period from April 26, 2021 to February 28, 2022 and the related notes (collectively referred to as the "Financial Statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and February 28, 2022 and the results of its operations and its cash flows for the year ended February 28, 2023 and for the period from April 26, 2021 to February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement.  We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

We draw attention to Note 2a(ii) to the consolidated financial statements which describes that the Consolidated Balance Sheet as on February 28, 2022 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flow for the period from April 26, 2021 to February 28, 2022 and the related notes have been restated to consolidate the commonly controlled entities retrospectively, as if the transaction had occurred at the beginning of the previous period (i.e. formation date of registrant). Our opinion is not modified with respect to this matter.

Critical Audit Matter

The Critical Audit Matter are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2022

PCAOB #3223

New Delhi, India

May 30, 2023

Consolidated Balance Sheets as of February 28, 2023 and February 28 2022

	Note	Audited 2023 $	Audited restated 2022 $
Assets
Current Assets
Cash		2,827,457	131,577
Accounts receivable, net of allowances		21,074	42,183
Inventory	5.	354,304	438,923
Other current assets		166,643	109,019
Total Current Assets		3,369,478	721,702

Loans and notes receivable	13.	605,130	—
Property, plant and equipment, net of accumulated depreciation	4.	406,873	515,703
Deferred tax asset	10.	108,951	85,626
Total Assets		$4,490,432	$1,323,031
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	7.	71,311	209,019
Long Term Liabilities
Loans payable	6.	1,863,066	1,583,997
Total Liabilities		1,934,377	1,793,016
Equity
Capital stock	9.	11,734	10,000
Capital stock additional paid in capital		3,296,391	—
Deficit (Retained Earnings) - ending		(836,637)	(483,902)
Accumulated other comprehensive income/(loss)		84,567	3,917
Total Equity		2,556,055	(469,985)
Total Liabilities and Equity		$4,490,432	$1,323,031

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Operations for the Years Ended February 28, 2023 and for the period April 26, 2021 to February 28, 2022

	Audited 2023 $	Audited restated For the period April 26, 2021 to February 28, 2022 $

Revenue	$999,579	$1,040,283
Cost of goods sold	(417,757)	(585,129)
Gross profit	581,822	455,154
Operating expenses
Selling expenses	53,818	16,744
Depreciation and amortization expense	53,553	82,809
Interest and bank charges	234,411	13,209
General and administrative expenses	640,575	498,241
Research and development expenses	64,866	34,767
Total operating expenses	1,047,223	645,770
Income from operations	(465,401)	(190,616)
Non operating income and expenses
Interest income	22,507	30
Other revenue/(expense)	51,417	1,584
Total non operating income and expenses	73,924	1,614
Loss before income taxes	(391,477)	(189,002)
Income taxes
Deferred income taxes	(38,742)	(65,003)
Net income	$(352,735)	$(123,999)
Earnings per share:	(0.03)	(0.01)

	Note	Audited 2023 $	Audited Restated For the period April 26, 2021 to February 28, 2022 $
Net loss		(352,735)	(123,999)
Foreign currency translation gain		80,650	3,917
Accumulated comprehensive income		$(272,085)	$ (120,082)

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Stockholders’ Deficit for the Years Ended February 28, 2023 and for the period April 26, 2021 to February 28, 2022

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Subtotal $	Common control reserve $	Total $
Other comprehensive income
Stock issued
Issuance of 10,000,000 no par value stock @ $0.001 per share	10,000,000	10,000	—	—	—	10,000	—	10,000
Acquisition of Disa Medinotec Proprietary Limited	—	—	—	—	—	—	(359,903)	(359,903)
Balance restated, February 28, 2022	10,000,000	10,000	—	3,917	(123,999)	(100,082)	(359,903)	(469,985)
Balance March 1, 2022	10,000,000	10,000	—	3,917	(123,999)	(100,082)	(359,903)	(469,985)
Net income (loss) for the period	—	—	—	—	(352,735)	(352,735)	—	(352,735)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	80,650	—	80,650	—	80,650
Stock issued
Stock issued - pursuant to acquisitions @ $2 per share	1,733,750	11,734	3,465,766	—	—	3,467,500	—	3,467,500
Other increase/decrease in stock
Raising fees capitalized	—	—	(169,375)	—	—	(169,375)	—	(169,375)
Balance, February 28, 2023	11,733,750	$11,734	$ 3,296,391	$84,567	$(476,734)	$2,925,958	$(359,903)	$2,556,055

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended February 28, 2023 and for the period April 26, 2021 to February 28, 2022

	Audited 2023 $	Audited Restated for the period April 26, 2021 to February 28, 2022 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	(352,735)	(123,999)
Depreciation, depletion and amortization	53,553	82,809
Foreign currency transaction gain (loss), unrealized	(80,643)	2,895
Deferred income taxes and tax credits	(23,325)	(63,177)
Capital raising fee paid in equity	(169,375)	—
Interest	156,070	—
Increase (decrease) in receivables	(21,019)	(109,460)
Increase (decrease) in inventories	84,619	(14,113)
Increase (decrease) in accounts payable and accrued expenses	(137,708)	88,032
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(490,549)	(137,013)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	55,277	(90,556)
Proceeds from issuance of long-term debt	(585,000)	—
NET CASH USED BY INVESTING ACTIVITIES	(529,723)	(90,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	279,069	267,149
Proceeds from issuance of common stock	3,298,125	10,000
NET CASH USED BY FINANCING ACTIVITIES	3,577,194	277,149
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	138,958	1,022
Net cash increase (decreases) in cash and cash equivalents	2,695,880	50,602
Cash and cash equivalents at beginning of period	131,577	80,975
Cash and cash equivalents at end of period	$ 2,827,457	$ 131,577

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business

Medinotec, Inc (the “Company” or “COMPANY”), was incorporated in Nevada on April 26, 2021.

During March 2022 the Group acquired, through a subsidiary, Disa Medinotec Proprietary Limited. DISA Medinotec Proprietary Limited was incorporated in the Republic of South Africa in 2015. It was formerly known as DISA Vascular 2015 Proprietary Limited and changed its name to DISA Medinotec Proprietary Limited effective 19 October 2020. The Company produces high-quality medical devices through in-depth research and development. The products developed are sold via a network of distributors in many parts of the world and through a direct sales force in South Africa and the United States of America.

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

2. Significant Accounting Policies
a. Nature of business/basis of preparation
i. GAAP of country

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, and conform in all material respects with International Accounting Standards with regards to the presentation of historical cost financial information.

The event that caused the common control transaction, as described in the business combination note, occurred after the prior 2021 year had been reported on.

Change in reporting entity
ii. Transaction between entities- Common control

On March 2, 2022, Medinotec Inc. through Medinotec Capital Proprietary Limited acquired 100 percent of the issued and outstanding shares of DISA Medinotec Proprietary Limited. The consideration payable was $11 for the outstanding equity and the Group assumed the responsibility of the loan account ($1,583,661) payable to Minoan Medical Proprietary Limited. Due to the control of businesses being in principle 95% the same between the Group and the previous ultimate beneficial owner of DISA Medinotec Proprietary Limited the transaction would therefore be deemed a common control transaction. Due to common control being established on April 26, 2021 (the incorporation date of the registrant) the effective date is deemed to be at this date.

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

Transactions between entities under common control are accounted for in a manner similar to the pooling of-interest method. Thus, the financial statements of the commonly controlled entities would be consolidated, retrospectively, as if the transaction had occurred at the beginning of the period. However, ASC 805-50-45-5 states that prior years’ comparative information is only adjusted for periods during which the entities were under common control. In addition, ASC 805-50-45-2 requires that the “effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented shall be eliminated to the extent possible.

DISA Medinotec Proprietary Limited was deemed to be under common control prior to March 2, 2022 share transfer date and therefore the acquisition was retrospectively applied from April 26, 2021, the formation date of registrant.

If a transaction combines two or more entities under common control that historically have not been presented together, the resulting financial statements may be considered to be those of a different reporting entity. The change in reporting entity requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21.

Also, ASC 250-10-50-6 notes that when there has been a change in the reporting entity, the financial statements of the period of the change shall describe the nature of the change and the reason for it. In addition, the effect of the change on income from continuing operations, net income (or other appropriate captions of changes in the applicable net assets or performance indicator), other comprehensive income, and any related per-share amounts (if applicable shall be disclosed for all periods presented. a change in reporting entity does not have a material effect in the period of change but is reasonably certain to have a material effect in later periods, the nature of and reason for the change shall be disclosed whenever the financial statements of the period of change are presented.

The effects of this change are as follows:

	Before restatement 2022 $	After restatement 2022 $
Increase in net profit/(loss)	(161)	(123,999)
Increase in opening retained reserves	(610)	(359,903)
Increase in other comprehensive income	449	3,917

b. Foreign currency translation
i. Translation of foreign subsidiary

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

c. Cash and cash equivalents
i. Highly liquid investments

The group considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist primarily of term deposits and certificates of deposit. Investments with maturities from greater than three months to one year are classified as short-term investments, while those with maturities in excess of one year are classified as long-term investments. Cash equivalents and short-term investments are stated at cost which approximates market value.

d. Receivables
i. Allowance based on a review and management evaluation

The group provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts.

Accounts receivable are stated at net realizable value. The majority of customers are not extended credit and therefore time to maturity for receivables is short. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables.

No allowance for doubtful debt was recognized as at February 28, 2023 and February 28, 2022, respectively.

e. Property, plant and equipment
i. Depreciation rates

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

f. Inventories

i. Valuation, costing and obsolescence

Inventories are stated at the lower of cost (Weighted Average) or net realizable value and consist of raw materials, work-in process and finished goods and include purchased materials, machine time, direct labor and manufacturing overhead. Management evaluates the need to record adjustments to write down inventory to the lower of cost or net realizable value on an annual basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods and it writes down its inventory for estimated obsolescence based upon the age of inventory and assumptions about future demand and usage.

g. Impairment of long lived assets

The Company assesses long-lived assets for impairment in accordance with the provisions of Financial Accounting Standards Board ASC 360, Property, Plant and Equipment. Long-lived assets (asset group), such as property and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of May 31, 2022 and February 28, 2021, no impairment charge has been recorded.

h. Employee benefit plans

The Company contributes 2.5% for eligible employees to a pension plan registered under the laws of South Africa. The company also contributes a third of the medical aid contribution for eligible employees to an approved medical insurance scheme.

i. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

j. Financial instruments
i. Fair Value Measurements

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

ii. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and loans. The Company invests its excess cash in low-risk, highly liquid money market funds and certificates of deposit with a major financial institution.

iii. Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the year ended February 28, 2023 was $80,643.

iv. Interest rate Risk

Related party loan interest. Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

v. Numerous risks due to international activities

The Consolidated entities are subject to numerous risks as a result of its international activities. The Consolidated entities are dependent, in large part, on the economies of the markets in which they have operations. Those markets and other markets in which the Consolidated entities may operate are in countries with economies in various stages of development, some of which are subject to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product. As a result, the Consolidated entities are exposed to market risk from these changes, and are subject to other economic and political risks, which could impact their results of operations and financial condition.

k. Comprehensive income
i. Comprehensive income

Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources and is comprised of of net income and other comprehensive income (OCI). OCI includes currency translation adjustments on the group's net investment in self-sustaining foreign operations and related hedging gains and losses, translation adjustments related to the translation from the Consolidated entities functional currency to its presentation currency, unrealized gains and losses on available-for-sale securities, hedging gains and losses on cash flow hedges and unrealized net actuarial gain or loss from pension and other postretirement benefit plans.

l. Revenue recognition

The consolidated entities generate their revenues from the sale of high-quality medical devices which are self-manufactured through in-depth research and development. The products developed are sold via a network of distributors in many parts of the world and through a direct sales force in South Africa.

All sales are made with Free on Board INCO terms therefore the risk transfers to the purchaser as soon as it leaves the warehouse of DISA Medinotec.

Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•  identify the contract with a customer,

•  identify the performance obligations in the contract,

•  determine the transaction price,

•  allocate the transaction price to performance obligations in the contract, and

•  recognize revenue as the performance obligation is satisfied.

Under ASC Topic 606, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term, rather than when fees become fixed or determinable.

Payment Terms

Our payment terms generally are 30 days from statement. The time between a customer’s payment and the receipt of funds is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our payment terms are generally fixed and do not include variable revenues.

i. Accordance with industry practice

Sales revenue is recognized in accordance with industry practice which is when all the risks and benefits of ownership of products have been transferred to customers under executed sales agreements.

m. Cost of goods sold

Cost of revenue consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices.

n. Principles of consolidation
i. Consolidated - all intercompany transactions eliminated

The consolidated financial statements include the accounts of Medinotec Inc., Medinotec Capital Proprietary Limited Consolidated and the financial statements of DISA Medinotec Proprietary Limited, known as the Medinotec Group of Companies. All significant intercompany transactions have been eliminated.

o. Use of estimates
i. Actual results could differ

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

p. Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in the consolidated statement of operations. The Company adopted ASC 842 on April 26, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.

q. Recently issued accounting standards
i. Financial Instruments--Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. With respect to available-for-sale (AFS) debt securities, the standard amends the current other-than-temporary impairment model. For such securities with unrealized losses, entities will still consider if a portion of any impairment is related only to credit losses and therefore recognized as a reduction in income. However, rather than also reflecting that credit loss amount as a permanent reduction in cost (amortized cost) basis of that AFS debt security, the standard requires that credit losses be reflected as an allowance. As a result, under certain circumstances, a recovery in value could result in previous allowances, or portions thereof, reversing back into income. This standard expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. For the group, this standard is effective December 15, 2022, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Consolidated entities are currently assessing this standard’s impact on the Consolidated entities (consolidated) result of operations and financial condition.

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

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

At February 28, 2023 and February 28, 2022, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4. Property, plant and equipment
a. Accounts by period

Property, plant and equipment consist of the following:

	Audited 2023 $	Audited Restated 2022 $
Leasehold improvement	19,134	22,824
Computer equipment	152,731	182,184
Computer software	58,551	69,842
Office equipment	7,273	8,676
Furniture and fixtures	103,578	122,418

	Audited 2023 $	Audited Restated 2022 $
Motor vehicles	12,446	14,846
Small assets	14,146	16,874
Plant and machinery	1,104,182	1,256,690
Laboratory equipment	249,995	298,205
Total cost	1,722,036	1,992,559
Foreign currency adjustment	90,379	32,891
Total accumulated depreciation	(1,405,542)	(1,509,747)
Total	$406,873	$515,703

Depreciation and amortization of property, plant and equipment totaled approximately $53,553 for the period ending February 28, 2023.

The company has not acquired any property and equipment under capital leases.

5. Inventories
a. Accounts by period

Inventory consists of the following:

	Audited 2023 $	Audited Restated 2022 $
Merchandise	381,390	438,923
Less provisions for obsolescence	(27,086)	—
Total	$ 354,304	$ 438,923

6. Loans Payable
a. Loans from related parties

Other financial liabilities consists of a loan from a related party:

	Audited 2023 $	Audited Restated 2022 $
Minoan Medical Proprietary Limited	1,862,793	1,583,672
Minoan Capital Proprietary Limited	273	325
Total debt	1,863,066	1,583,997

Minoan Medical Proprietary Limited:

This is an unsecured loan which is repayable over the next 3 years. The loan carries interest at the prevailing prime lending rate of the time (2022: interest free). The prevailing lending rate in South Africa was 10.75% at year end. The terms of this loan are deemed to be market related.

The company has the option to early settlement in cash or shares.

Minoan Capital Proprietary Limited:

This is an unsecured, interest free loan with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

7. Accounts payable and accrued expenses
a. Accounts payable by period

Accounts payable consist of the following:

	Audited 2023 $	Audited Restated 2022 $
Trade accounts payable	53,615	160,687
Accrued payroll, payroll taxes and vacation	6,995	8,714
Deferred rent	—	183
Royalties payable	10,701	—

	2023 $	2022 $
Other payables	—	39,435
Total	$ 71,311	$ 209,019

8. Commitments
a. Leases and deferred rent

The Company leases office and warehouse spaces under noncancelable operating lease agreements, which expire through 2023. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the lease term. For these leases, the Consolidated entities recognizes the related rental expense on a straight- line basis over the life of the lease from the date the Consolidated entities takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. As of February 28, 2023 $0 had been accrued. It is the intention of management to renew the lease under the same terms.

Future minimum lease payments under noncancelable operating leases as of February 28, 2023, are as follows:

Years ending February 28	Audited 2023 $
2023	$41,075

Rental expense for operating leases for the period ended February 28, 2023 was $39,984.

b. Litigation

From time to time, the Group may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Consolidated entities my agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Consolidated entities, with respect to certain matters. The Consolidated entities has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Group’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Consolidated entities limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

From time to time, the Consolidated entities are subject to various claims that arise in the ordinary course of business. Management believes that any liability of the consolidated entities that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Consolidated entities.

At reporting date there is no known material litigation or claims against the Group.

9. Stockholders' equity
a. Authorized and issued stock by period

Authorized:

As of February 28, 2023 the Company had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise of warrants, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of February 28, 2023, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

Issued and outstanding shares

	Audited 2023	Audited Restated 2022
Common shares	11,734	10,000
Additional paid in capital	3,296,391	—
Total	$ 3,308,125	$ 10,000

10. Income taxes
a. Provision for income taxes

The components of income tax expense are as follows:

	Audited	Audited Restated for the period April 26, 2011 to February 28,
	2023	2022
Continuing operations
Current
Deferred/future
Foreign	(38,742)	(65,003)
Total tax continuing operations	(38,742)	(65,003)
Discontinued operations
Current
Total	$(38,742)	$(65,003)

b. Deferred taxes/Future income tax assets and valuation allowance

Significant components of the group's future tax assets are as follows:

	Audited 2023 $	Audited Restated For the period April 26, 2021 to February 28, 2022 $
Deferred rent	—	51
Leave pay provision	3,102	895
Assessed losses	105,849	84,680
Total	108,951	85,626
Net deferred/future tax asset	$ 108,951	$ 85,626

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

11. Transactions with related parties

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

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical Proprietary Limited

Set forth below is a table showing the Consolidated entities' rent paid and accounts payable for the year ended February 28, 2023 with Minoan Capital:

	Audited	Audited Restated for the period April 26, 2021 to February 28,
	2023 $	2022 $
Rent	39,984	38,157
Accounts payable	$—	$—

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

b. Loan

This is an unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited. This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited Incorporated during the developmental and startup phase. After the acquisition of DISA Medinotec Proprietary Limited into the Medinotec Group of companies, the Medinotec Group of Companies assumed this liability. During the Covid challenges, interest on the loan was waived due to the loan being classified as an equity investment at that stage, before the post balance sheet transfer of DISA Medinotec Proprietary Limited Incorporated to the Medinotec Group of Companies. The Medinotec Group of Companies has a period of 3 years post any IPO date/ date at which the company starts trading on a recognizable exchange to repay the loan, during these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The current prevailing prime lending rate in South Africa is 10.75%. The interest charged for the year was $51,545 and a 1% movement in the interest rates constitutes a value of $19,636 on an annual basis and $4,909 per quarter. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

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

Operational charges are charged to the loan account.

	Audited	Audited Restated
	2023 $	2022 $
Minoan Medical Proprietary Limited	1,862,793	1,583,672
Minoan Capital Proprietary Limited	273	325
Total	$ 1,863,066	$ 1,583,997

c. Sales to commonly controlled entities

The Consolidated entities' sells the majority of their stock to DISA Vascular Distribution t/a DISA Life Sciences.

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

Set forth below is a table showing the Company’s sales for the year ended February 28, 2023 and accounts receivable at this date with DISA Life Sciences & Minoan Medical:

	Audited	Audited Restated for the period April 26, 2021 to February 28,
	2023 $	2022 $
DISA Life Sciences
Sales	335,786	525,558
Accounts receivable	1,242	1,242
Minoan Medical
Sales	—	465,695
Total	$ 337,028	$ 992,495

These transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

12. Business acquisitions
a. Acquisition of Disa Medinotec Proprietary Limited

On March 2, 2022 the Medinotec Inc. and Medinotec Capital Proprietary Limited acquired 100 percent of the issued and outstanding shares of DISA Medinotec Proprietary Limited. The consideration payable was $11 for the outstanding equity and the Group assumed the responsibility of the loan account ($1,583,661) payable to Minoan Medical Proprietary Limited. Due to the control of businesses being in principal 95% the same between the Group and the previous ultimate beneficial owner of DISA Medinotec Proprietary Limited the transaction would be deemed a common control transaction. Due to common control being established on April 26, 2021 (the incorporation date of the registrant) the effective date is deemed to be at this date.

The Group acquired the assets and liabilities noted below (audited):

Cash	80,975
Accounts and other receivables	41,742
Inventory	424,810
Property, plant and equipment	507,956
Deferred tax assets	22,449
Accounts payable and accrued liabilities	(120,987)
Long-term debt	(1,316,848)
Common control reserve	$(359,903)

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

The proforma information as disclosed in this note have been prepared to present this.

Proforma
2022 $
Revenue	$ 1,215,905
General and administration	$ 601,094
Net loss	(167,764)

13. Loans and notes receivable
a. Loans and notes receivable
i. Loans and notes receivable

	Audited	Audited Restated
	2023 $	2022 $
Innovative Outcomes	$605,130	$—

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

14. Subsequent events

Subsequent to the year ended February 28, 2023, the group obtained a ticker symbol (MDNC) from FINRA (Financial Industry Regulatory Authority) and a subsequent approval and quotation from the OTCQX markets during March 2023.

DTC approval was applied for, which after being granted our market maker can start making a market for us.

Except for the above-mentioned events, there were no subsequent events for the year ending 28 February 2023.

