Form 10-Q
period 2023-05-31
Medinotec Inc.
filed 2023-07-14
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2023

or

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 333-265368

Medinotec, Inc.

(Exact name of registrant as specified in its charter)

Nevada	36-4990343
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue North Riding | South Africa | 2169
(Address of principal executive offices)

+27 87 330 2301
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common	MDNC	OTCQX

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of July 14, 2023.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Condensed Consolidated Balance Sheets as of May 31, 2023 and February 28, 2023;
3	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended May 31, 2023 and May 31, 2022;
4	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended May 31, 2023 and May 31, 2022;
5	Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 2023 and May 31, 2022; and
6	Notes to the Condensed Consolidated Financial Statements.

Medinotec Incorporated

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

(in US$)

	May 31 2023 $	February 28 2023 $
Assets
Current Assets
Cash	2,710,209	2,827,457
Accounts receivable, net of allowances	241,170	21,074
Inventory	489,275	354,304
Other current assets	186,173	166,643
Total Current Assets	3,626,827	3,369,478

Loans and notes receivable	605,277	605,130
Property, plant and equipment, net of accumulated depreciation	360,724	406,873
Deferred tax asset	103,159	108,951
Total Assets	$4,695,987	$4,490,432
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	79,378	71,311
Due to stockholders/directors	1,588	—
Total Current Liabilities	80,966	71,311
Long Term Liabilities
Related party loans payable	1,992,075	1,863,066
Total Liabilities	2,073,041	1,934,377
Commitments and Contingencies
Stockholders’ Equity
Common stock	11,734	11,734
Common stock additional paid in capital	3,296,391	3,296,391
Retained Earnings (Deficit)	(814,349)	(836,637)
Accumulated comprehensive income	129,170	84,567
Total Equity	2,622,946	2,556,055
Total Liabilities and Stockholders’ Equity	$4,695,987	$4,490,432

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

Medinotec Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three months ended (Unaudited)
	May 31, 2023 $	May 31, 2022 $
Revenue
Goods sold	$416,208	$196,472
Cost of goods sold	(98,498)	(86,022)
Gross profit	317,710	110,450
Operating expenses
Depreciation and amortization expense	(12,444)	(23,028)
General and administrative expenses	(216,115)	(88,638)
Research and development expenses	(2,262)	(34,058)
Selling expenses	(46,039)	(12,727)
Total operating expenses	(276,860)	(158,451)
Income/(loss) from operations	40,850	(48,001)
Non-operating income and expenses
Interest income	14,333	62
Other revenue/(expense)	30,709	6,455
Interest expense	(65,573)	(42,420)
Total non-operating income and expenses	(20,531)	(35,903)
Income (loss) before income taxes	20,319	(83,904)
Income taxes
Deferred income taxes	1,969	(20,817)
Net income (loss)	22,288	(63,087)
Other comprehensive income/(loss)	44,603	8,528
Total comprehensive income/(loss)	$66,891	$(54,559)
Earnings Per Share: Basic	$0.00	(0.00)

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

Medinotec Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Subtotal $	Common control reserve $	Total $
Balance, Feb 28, 2022	10,000,000	10,000	—	(3,917)	(123,999)	(110,082)	(359,903)	(469,985)
Net income (loss) for the period	—	—	—	—	(63,087)	(63,087)	—	(63,087)
Stock issued
Stock issued - pursuant to acquisitions @ $2 per share	1,733,750	1,734	3,465,766	—	—	3,467,500	—	3,467,500
Other increase/decrease in stock
Raising fees capitalized	—	—	(169,375)	—	—	(169,375)	—	(169,375)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	8,528	—	8,528	—	8,528
Balance, May 31, 2022	11,733,750	11,734	3,296,391	12,445	(187,086)	3,133,484	(359,903)	2,773,581

Balance, Feb 28, 2023	11,733,750	11,734	3,296,391	84,567	(476,734)	2,915,958	(359,903)	2,556,055
Net income (loss) for the period	—	—	—	—	22,288	22,288	—	22,288
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	44,603	—	44,603	—	44,603
Balance, May 31, 2023	11,733,750	11,734	3,296,391	129,170	(454,446)	2,982,849	(359,903)	$2,622,946

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

Medinotec Incorporated

Condensed Consolidated Statements of Cash Flows

	Three months ended (unaudited)
	May 31, 2023 $	May 31, 2022 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$22,288	$(63,087)
Depreciation	18,665	23,023
Interest (received) paid	51,240	42,358
Deferred income taxes and tax credits	(1,969)	(20,817)
(Increase) decrease in receivables	(239,626)	(9,061)
(Increase) decrease in inventories	(134,971)	(64,842)
Decrease in accounts payable and accrued expenses	$9,655	$24,219
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(274,718)	$(68,207)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	—	(20,093)
NET CASH USED BY INVESTING ACTIVITIES	—	(20,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from assuming long-term debt	63,436	63,436
Proceeds from issuance of long-term debt	14,186	62
Proceeds from issuance of common stock	—	3,298,125
NET CASH PRODUCED BY FINANCING ACTIVITIES	77,620	3,509,301
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	79,848	10,272
Net cash increase (decreases) in cash and cash equivalents	(117,248)	3,431,273
Cash and cash equivalents at beginning of the period	2,827,457	131,577
Cash and cash equivalents at end of period	$2,710,209	$3,562,850
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	10,600	10,193
Income taxes	—	—
Cash received for:
Interest	1,225	62
Income taxes	—	—

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

Medinotec Incorporated

Notes to the Condensed Consolidated Entities Financial Statements

For the period ended May 31, 2023

Description of Business

Medinotec Inc. is a US-based company with a primary investment in DISA Medinotec ("Medinotec"), a South African medical device manufacturing and distribution company, which in managements opinion is a global leader in tracheal non-occlusive airway dilation technology and medical device design. “The Group” (consists of Medinotec Incorporated in Nevada, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited incorporated in South Africa) has experience in establishing facilities for the manufacturing and design of niche medical devices and establishing international distribution networks to commercialize these devices. Medinotec Inc. is seeking to expand sales and distribution operations into the United States and other markets.

Currently, the South African government is deemed to have aligned itself with Russia in the Ukraine Russian war, this leaves a possibility for sanctions and tariffs to be imposed in the future. This has not yet been implemented. Further the impact of this military action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these Condensed Consolidated financial statements.

The Group’s Condensed Consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Group received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator in November 2021. As the research and development phase of this product has been completed, we expect to see an increase in sales being realized against expenditure incurred, the build out of the United States of America market is evident from the profit of $22,288 for the period ended May 31,2023 versus the loss of $63,087 for the comparative period ending May 31,2022. A private placement was done in the wake of the successful research and development (R&D) and subsequent regulatory approval in the prior financial year for $3,467,500 and therefore the Group has enough cash reserves and working capital to fund the roll out in the market of the United States of America (USA) including new R&D activities and Marketing and Sales functions.

Significant Accounting Policies
a. Nature of business/basis of preparation

The Condensed Consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC for interim financial reporting. The Group’s management believes that the disclosures are adequate to make the information presented not misleading. These Group’s financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

Emerging Growth Company (EGC) status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

b. Foreign currency translation
Translation of foreign subsidiary

The accounts of the foreign subsidiaries are translated into U.S. dollars. Assets and liabilities are translated at year end exchange rates and income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

c. Accounts Receivables
Allowance based on a review and management evaluation

Accounts receivables are presented on the condensed consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for doubtful accounts that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.

The Group sells a significant amount to DISA Vascular Distribution t/a DISA Life Sciences For the quarter ending May 31,2023 33% (May 31, 2022: 64%) of the Group's total revenue is derived from this single customer in the distribution environment in South Africa.

No allowance for doubtful accounts was recognized as of May 31, 2023 and February 28, 2023, respectively. Exports out of South Africa is done on a pre-payment basis with exception of one customer who’s account was settled in full post quarter end, sales inside South Africa is conducted through DISA Lifesciences who’s account was settled in full after the end of the quarter. All sales in the United States was made for the first time during quarter one and fully collected post quarter within terms, therefore management did not feel it is applicable to raise any doubtful debt provisions.

d. Revenue recognition

The Group generate their revenues from the sale of high-quality medical devices which are self-manufactured through in-depth research and development. The products developed are sold via a network of distributors in many parts of the world and through a direct sales force in South Africa.

Our clients are billed based on a pricelist that are agreed upon in each customer contract, orders are shipped on a per order basis from our warehouse with Free-on-Board Inco terms, therefore our client assumes the risk of the sale at point of invoice. The Group has two operating segments, Inside the USA and Outside the USA, these sales are split by these territories and further segregated into the specific line of product sold into these territories.

The Group has no contract assets or liabilities representing accrued revenues that have not yet been billed to the customers due to certain contractual terms, because of the fact that orders are placed, invoiced and shipped on a per order basis as and when our clients require additional inventory. All revenue is recognized at a specific point and time.

Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Group expects to receive in exchange for those products. The Group apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

• identify the contract with a customer,

• identify the performance obligations in the contract,

• determine the transaction price,

•  allocate the transaction price to performance obligations in the contract, and

•  recognize revenue as the performance obligation is satisfied.

Under ASC Topic 606, the Group estimate the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue at point of sale when risks and rewards are transferred to the customer,There are no contract revenue agreements that would need to be recognized over time and the point of risks and rewards being transferred is very clear.

Payment Terms

Our payment terms vary per segments; export sales made from within South Africa are subject to prepayment, where accounts are granted, they generally have payment terms of 30 days from statement and sales made inside the USA are 45 to 60 days. The time between a customer’s payment and the receipt of funds is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our payment terms are generally fixed and do not include variable revenues.

e. Research and development costs

All research and development expenses are expensed as incurred and are included in operating expenses.

f. Earnings per share

Basic earnings per share

Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding during each year.

g. New Accounting Standards Adopted

In November 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses which amends ("ASU") No. 2016-13 Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. For the Group, this standard is effective December 15, 2022, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The impact of this was assessed on accounts receivable and loans receivable, and the impact was not material for this reporting period.

 Allowance for Credit Losses – Accounts Receivable

 The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Group’s condensed consolidated balance sheets. Our accounts receivables are generated from the sales revenue. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. Upon adoption of ASC 326 using the modified retrospective transition method and as of May 31, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

All other ASUs issued and not yet effective for the three months ended May 31, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

h. Reporting segments

The Group has two main reportable segments that comprise the structure used by the Group executive committee (Exco) to make key operating decisions and assess performance. The Group’s reportable segments are operating segments that are differentiated by the activities that each undertakes and the products they manufacture and market (referred to as business segments). Each business utilizes the same technology, manufacturing and marketing strategies, and differ by geographical region only.

The Group evaluates the performance of its reportable segments based on operating profit after re-measurement items. The Group accounts for inter-segment sales and transfers as if the sales and transfers were entered into under the same terms and conditions as would have been entered into in a market-related transaction.

The financial information of the Group’s reportable segments is reported to the Exco for the purpose of making decisions about allocating resources to the segment and assessing its performance.

Operating segments are reported in a manner consistent with the internal reporting provided to the Exco who is responsible for allocating resources and assessing the performance of the operating segments.

Medinotec Inc's qualitative application of the segmental accounting policy

The Exco is the Group’s chief operating decision-maker. Management has determined the operating segments based on the information reviewed by the Exco for the purposes of allocating resources and assessing performance.

The Exco considers the business from a mainly a geographic perspective since products sold in all territories are the same. Geographically, management considers the performance within the United States and Outside the United States. From a product sales perspective, management separately considers the activities in these geographies on a segmental basis. The Group manufactures and sells medical devices in two divisions namely Sales inside the USA (Domestic) and Sales outside the USA (International).

Fair Value Measurements

The Group reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Condensed Consolidated financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

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

At May 31, 2023 and February 28, 2023, all of the Group’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

Property, plant and equipment

Property, plant and equipment consist of the following:

	May 31 2023 $	Feb 28, 2023 $
Leasehold improvement	17,791	19,134
Computer equipment	142,017	152,731
Computer software	54,443	58,551
Office equipment	6,763	7,273
Furniture and fixtures	96,312	103,578
Motor vehicles	11,573	12,446
Small assets	13,154	14,146
Plant and machinery	1,026,722	1,104,182
Laboratory equipment	232,457	249,995
Total cost	1,601,232	1,722,036
Foreign currency adjustment	93,319	90,379
Total accumulated depreciation	(1,333,827)	(1,405,542)
Total	$360,724	$406,873

Depreciation expense totaled $18,665 for the three months ending May 31, 2023 and $23,023 for the three months ending May 31, 2022.

Additions of $20,093 were   made to Plant and machinery for the three months ending May 31, 2022. There were no additions for the three months ending May 31, 2023. There were no disposals in either of these periods.

The movement in property, plant and equipment from February 28, 2023 to May 31, 2023 of $46,149 is due to foreign currency adjustments.

Other current assets

	May 31, 2023 $	February 28, 2023 $
Tax and statutory refunds	118,685	166,643
Prepayments	67,488	—
Total	$186,173	$166,643

Inventories

Inventory consists of the following:

	May 31 2023 $	February 28 2023 $
Finished Goods	122,968	59,004
Raw Material	321,407	288,030
Work in progress	70,087	34,356
Less provisions for obsolescence	(25,186)	(27,086)
Total	$489,275	$354,304

Loans payable

Loans from related parties

Loans payable consist of a $1,991,821 unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited. This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited during the developmental and startup phase. After the acquisition of DISA Medinotec Proprietary Limited Group assumed this liability. The Group has a period of 3 years after any IPO date or a date at which the company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The prevailing prime lending rate on the quarter ending May 31, 2023 in South Africa is 11.75%. The interest charged for the quarter was $55,806 and a 1% movement in the interest rates constitutes a value of $4,980 on a quarterly basis. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

The loan can be settled in cash or any other form of equivalent, it’s important to note that the South African Reserve Bank would need to approve any settlement made by Medinotec Inc on behalf of its subsidiary DISA Medinotec Proprietary Limited.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Group Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited was one of these investments before it got transferred into the Group. Pieter van Niekerk also serves as a director on Minoan Medical Proprietary Limited.

Operational charges are charged to the Minoan Medical loan account.

	May 31 2023 $	February 28, 2023 $
Minoan Medical Proprietary Limited	1,991,821	1,862,793
Minoan Capital Proprietary Limited	254	273
Total loans payable	1,992,075	1,863,066

Minoan Medical Proprietary Limited:

This is an unsecured loan entered into during the 2016 fiscal year which is repayable at the end of 3 years after any Initial Public Offering (IPO). This note will become due in full on 31 March 2026. The loan carries interest at the prevailing prime lending rate of the time. The prevailing prime lending rate on the quarter ending May 31, 2023 in South Africa is 11.75%. The interest charged for the quarter ending May 31, 2023 was $55,806. Interest charged for the quarter ending May 31, 2022 was $35,243 at the then prevailing interest rate of 8.25%.

The Group has the option to settlement in cash or equivalents, and any settlements of this loan account by Medinotec Inc on behalf of its wholly owned subsidiary would require South African Reserve Bank Approval.

Minoan Capital Proprietary Limited:

This is an unsecured, interest free loan with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Condensed Consolidated entities as the CEO Dr. Gregory Vizirgianakis has common control.

Accounts payable and accrued expenses

Accounts payable consist of the following:

	May 31 2023 $	February 28, 2023 $
Trade accounts payable	44,800	53,615
Accrued payroll, payroll taxes and vacation	16,137	6,995
Royalties payable	18,441	10,701
Other payables	—	—
Total	$79,378	$71,311

Commitments

a. Leases and deferred rent

The Group lease office and warehouse spaces under noncancelable operating lease agreements, which expire through 2023, after which the lease will continue on a month-to-month basis. The Group is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Consolidated entities facilities.

Certain of the Group’s operating leases contain predetermined fixed escalations of minimum rentals during the lease term. For these leases, the Group recognize the related rental expense on a straight- line basis over the life of the lease from the date the Group takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. As of May 31, 2023 $0 had been accrued.

Future minimum lease payments under noncancelable operating leases as of May 31, 2023, are $0 as the lease will continue on a month-to-month basis.

Rental expense for operating leases for the quarter ended May 31, 2023 was $7,883 and $9,552 for the quarter ending May 31,2022.

b. Litigation

From time to time, the Group may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Group may agree to indemnify third parties with whom they enter into contractual relationships, including customers, lessors, and parties to other transactions with the Group, with respect to certain matters. The Group has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Group’s products, when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Group’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

From time to time, the Group is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Condensed Consolidated entities that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Group.

At reporting date there is no known material litigation or claims against the Group.

Stockholders’ equity

a. Authorized and issued stock by period

Authorized:

As of May 31, 2023, Medinotec Inc., the parent Company, had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise of warrants, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of May 31, 2023, Medinotec Inc., the parent Company, had 20,000,000 shares of preferred stock authorized and available to issue.

Issued and outstanding shares

	May 31 2023	February 28, 2023
Common stock	$11,734	$11,734
Common stock additional paid in capital	$3,296,391	$3,296,391

Income taxes

a. Provision for income taxes

The components of income tax expense are as follows:

	May 31 2023 $	May 31, 2022 $
Tax from operations
Current
Deferred/future
Foreign	(1,969)	(20,817)
Total	$(1,969)	$(20,817)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	May 31 2023 $	May 31, 2022 $
Tax at federal statutory rates	21%	21%
Deferred taxes and timing differences	31%	25%
Effective tax rate	10%	46%

No uncertain tax positions have been identified for the current or comparative period.

b. Deferred taxes/Future income tax assets and valuation allowance

Significant components of the Group’s future tax assets are as follows:

	May 31 2023 $	February 28, 2023 $
Leave pay provision	2,292	3,102
Tax credits assessed by tax authorities	95,888	105,849
Provision for Royalties	4,979	—
Total	103,159	108,951
Net deferred/future tax asset	$103,159	$108,951

Deferred tax assets refer to assets that are attributable to differences between the Condensed Consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income. The current quarter, ending May 31, 2023 is the first quarter that the Group has traded at a profit and therefore we can expect the tax losses to be realized over time as the profits build up.

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

Pieter van Niekerk – Serves as independent non-executive according to distribution agreement.

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

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is fully owned by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical Proprietary Limited.

The lease agreement has expired and the lease is currently continuing on a month-to-month basis.

Set forth below is a table showing the Group’s rent paid and accounts payable for the quarters ended May 31, 2023 and 2022, with Minoan Capital:

	May 31 2023 $	May 31 2022 $
Rent expense	7,883	9,552
Accounts payable	—	3,823

Rent is comparable to rent charged for similar properties in the same relative area. The Group does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b. Loan Payable

Loans payable consist of a $1,991,821 unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited. This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited during the developmental and startup phase. After the acquisition of DISA Medinotec Proprietary Limited Group assumed this liability. The Group has a period of 3 years after any IPO date or a date at which the company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The prevailing prime lending rate on the quarter ending May 31, 2023 in South Africa is 11.75%. The interest charged for the quarter was $55,806 and a 1% movement in the interest rates constitutes a value of $4,980 on a quarterly basis. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

The loan can be settled in cash or any other form of equivalent, it’s important to note that the South African Reserve Bank would need to approve any settlement made by Medinotec Inc on behalf of its subsidiary DISA Medinotec Proprietary Limited.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Group Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited was one of these investments before it got transferred into the Group. Pieter van Niekerk also serves as a director on Minoan Medical Proprietary Limited.

Operational charges are charged to the Minoan Medical loan account.

	May 31 2023 $	February 28, 2023 $
Minoan Medical Proprietary Limited	1,991,821	1,862,793
Minoan Capital Proprietary Limited	254	273
Total	$1,992,075	$1,863,066

c. Sales to commonly controlled entities

The Group sells a significant amount to DISA Vascular Distribution t/a DISA Life Sciences.

DISA Life Sciences is the main distributor of the products of DISA Medinotec Proprietary Limited in South Africa which subject to a distribution agreement. The company is owned by an independent third party but according to the distribution agreement DISA Life sciences needs to allow a Director of DISA Medinotec Proprietary Limited registered in South Africa to become a board member in an Non – Executive role to oversee that good corporate governance is maintained by the company and that the good name of DISA Medinotec Proprietary Limited is not brought into disrepute. Currently, the Board position is held by Mr. Pieter van Niekerk, who is also the CFO of the Medinotec Group of Companies. Mr. van Niekerk has no operational involvement and also no financial interest or benefit paid to him for assuming the role of independent non-executive of the company.

Apart from this non-executive directorship position there is no other related party ties to DISA Life Sciences. On October 14, 2022, Mr. Pieter van Niekerk resigned as a director of DISA Life Sciences to focus on other commitments, on this same date the DISA Life Sciences ceased to be a related party to DISA Medinotec.

DISA Life Sciences is one of the top 5 largest distributors of medical devices in the Republic of South Africa and therefore DISA Medinotec Proprietary Limited registered in South Africa utilizes their sales footprint for cost efficiencies. All trading is considered to be at arm's length.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Medinotec Group of Companies Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited was one of these investments before it got transferred into the Medinotec Group of Companies. All sales made to Minoan Medical Proprietary Limited were utilized to build the export market for DISA Medinotec South Africa. In the future these sales will be made directly to the export countries without utilizing Minoan Medical Proprietary Limited as an intermediate. These sales were made on the same terms as the DISA Life Sciences distribution agreement. Pieter van Niekerk also serves as a director on Minoan Medical Proprietary Limited.

The distribution agreement between DISA Life Sciences and DISA Medinotec Proprietary Limited was entered into after a market feasibility study was conducted. Medical devices are registered with a fixed maximum sales price, which is regulated within South Africa. It was determined that the profit split allowed between the two companies would be based on this approved market price, where DISA Life Sciences would be allowed only to have 10% of the total sales value and DISA Medinotec Proprietary Limited the remaining balance.

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

Set forth below is a table showing the Group’s sales and accounts receivable for the quarter ended May 31, 2023 and year ended May 31, 2022 with DISA Life Sciences.

	May 31 2023 $	May 31 2022 $
DISA Life Sciences
Sales	—	125,523
Accounts receivable	—	1,242

These transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

Loans and notes receivable

	May 31 2023 $	February 28, 2023 $
Innovative outcomes	605,277	605,130

In furtherance of our efforts to expand into the United States, on September 16, 2022, we entered into an unsecured revolving line of credit to lend Innovative Outcomes, Inc. up to $750,000, of which $585,000 has been drawn as of May 31,2023.

Innovative Outcomes is a company in Little Rock, Arkansas, and we plan to enter into an arrangement with the company for the marketing and distribution of various products. The funds from our line of credit will be used by Innovative Outcomes for setting up infrastructure for the products, including a headquarters for sales representatives, an administrative hub and customer services to handle all back-office items, setting up a sales system and marketing program, warehousing of inventory in a licensed warehouse, setting up distribution capabilities, marketing activities and training activities.

•	Maximum allowed according to Revolving Credit Agreement: $750,000
•	Amounts advanced shall bear interest at a per annum rate equal to eight percent (8.0%), compounded monthly. In the event of a default, any amounts advanced will bear interest at (12%) per annum.
•	Maturity: September 30, 2024
•	Unsecured
•	Amount drawn: $585,000

The entity considers the performance of the loan to Innovative Outcomes against the development of the related infrastructure to support sales into the inside the USA Sales segment and then determines the allowance for credit loan losses. Since the segment showed significant growth over the past quarter and the growth is expected to continue in the USA sales territory management deems this loan made for the intention of building the USA market as being fully performing at the moment. There has also not been any material breach in the contract for the quarter under review and therefore the loan is classified as fully performing at the moment and no credit loss is provided against it. Management conducts this assessment once a quarter.

Reporting Segments and Disaggregated Revenue

The Group has two main reportable segments that comprise the structure used by the Group executive committee (Exco)  who are considered Chief Operating Decision Makers, to make key operating decisions and assess performance. The Group’s reportable segments are operating segments that are differentiated by the activities that each undertakes and the products they manufacture and market (referred to as business segments). Each business utilizes the same technology, manufacturing and marketing strategies, but differ by geographical region only.

The Exco is considered to be the Chief Operating Decision Makers and considers the business from a geographic perspective since products sold in all territories are the same. Geographically, management considers the performance within the United States and Outside the United States. From a product sales perspective, management separately considers the activities in these geographies on a segmental basis. The Group manufactures and sells medical devices in two divisions namely Sales inside the United States of America (Domestic) And Sales outside the USA (International).

Income statement measures applied

	Q1 2024	Q1 2023
	May 31, 2023	May 31, 2022
	$	$
Revenue
Inside United States of America	174,920	—
Outside United States of America	241,288	196,472
Total	416,208	196,472

	Medinotec Inc Group Consolidated Three months ended (unaudited)

Outside United States of America	May-23	May-22
Cape Cross NC Catheter	42,229	28,303
Cape Cross PTCA Catheter	45,283	70,285
Trachealator Catheter	145,037	81,903
Components	8,740	15,981
Sub Total	241,288	196,472

Inside United States of America	May-23	May-22
Trachealator Catheter	174,920	—
Total Group Sales	416,208	196,472

33% (2023: 64%) of the Group's total revenue is derived from a single customer in the distribution environment in South Africa namely DISA Vascular Distribution Proprietary Limited t/a DISA Life Sciences.

Depreciation and amortization	May 31 2023 $	May 31 2022 $
Inside United States of America	—	—
Outside United States of America	18,665	23,028

Subsequent events

Subsequent to the quarter ended May 31, 2023 the group obtained The Depository Trust and Clearing Corporation (DTCC) approval.

DISA Medinotec Proprietary Limited also entered into a new lease agreement with the landlord, the terms of this lease are the same as the lease that expired and valid for a period of 3 years.

Except for the above-mentioned events, there were no subsequent events for the quarter ending May 31, 2023.

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

The products described have reached the following stages:

Trachealator:

The only outstanding phase is the commencement of material sales into the United States. All the necessary preparations have been made (e.g., renting offices, hiring sales and admin staff) and it is therefore envisaged that sales will begin once all paperwork and compliance matters are addressed. While unlocking the United States of America as a commercial market for the product various Compliance documents and customer registration were completed, these customers are performing their own in-house clinical overviews of the product. The first order for $10,000 was placed during December, 2023 which means commercialization in the United States of America has started.

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

Results of Operations for the Three Months ended May 31, 2023 and 2022

The Condensed Consolidated Medinotec Group of Companies’ revenue for the quarter ended May 31, 2023 was $416,208 compared to $196,472 for the prior year ending May 31, 2022. US sales grew by $174,920 in the first quarter of 2023 demonstrating initial success the Groups initiatives to expand its sales territory into the United States.

Revenue

The Condensed Consolidated Medinotec Group of Companies’ revenue for the quarter ended May 31, 2023 was $416,208 compared to $196,472 in revenue in the comparative quarter for the prior year.

The revenue was up in comparison to the prior year with $219,736 for the quarter. The reason for the higher sales growth was due to demand in the South African region and replenishing of inventory levels by hospitals as well as increased interest and demand in the products of the Medinotec Group of Companies internationally especially in the United States of America. The growth presented includes the following negative and positive economic and internal issues:

•       DISA Medinotec trades out of South Africa and its functional currency is the South African Rand, The Rand weakened from an average conversion rate of 1$: 14.9 (Q1: 2022) to 1$: 18.6 (Q1: 2023) against the US Dollar. This translated to a decrease of 25% due to dollar strength when the Rand was converted for reporting purposes, which means a decrease of approx. $60,172 for the quarter in sales when converted to dollars from Rands. The Rand was very volatile against the US Dollar especially during the trailing twelve months.

•       During the quarter ending May 31, 2023, the group produced its first sales as it is in the process of entering the sales market of the United States of America sales for this period was $174,920 compared to zero for the quarter ending May 31, 2022. This is in line with the Groups strategy to grow expenses in hard currencies namely Dollar and Euro and to maintain expenses in the weaker Rand based currency.

This table indicates the sales per product as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Three months ended (unaudited)

Outside United States of America	May-23	May-22
Cape Cross NC Catheter	42,229	28,303
Cape Cross PTCA Catheter	45,283	70,285
Trachealator Catheter	145,037	81,903
Components	8,740	15,981
Sub Total	241 288	196,472

Inside United States of America	May-23	May-22
Trachealator	174,920	—
Total Group Sales	416,208	196,472

Revenue generated by affiliations to related parties were as follows:

Sales to Minoan Medical ceased during the quarter ended May 31, 2023 because DISA Medinotec now employs its own international sales and marketing manager, which was outsourced in the past. Minoan Medical primarily facilitated export business on behalf of DISA Medinotec.

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

Cost of Goods

The Group recorded cost of goods of $98,498 for the quarter ending May 31, 2023 up from $86,022 for the quarter ending May 31, 2022.

The most material change in the increase of cost of goods is the function that it is directly relatable to sales and therefore the cost of goods followed the same upward trend as sales.

The increase in the gross profit percentage from 56% in the quarter ending May 31,2022 to 76% for the period ending May 31,2023 indicates a shift in production to include the sale of more complex products into the product mix, therefore the production facility is approaching its fuller capacity and the allocations of labor and machine time to product costing per unit manufactured is expected to be fairer in comparison to the amount of units manufactured and therefore will decrease cost of goods as more efficiencies are achieved.

DISA Medinotec trades out of South Africa and its functional currency is the South African Rand, The Rand weakened from an average conversion rate of 1$: 14.9 (Q1: 2022) to 1$: 18.6 (Q1: 2023) against the US Dollar. This translated to a decrease of 25% due to dollar strength when the Rand was converted for reporting purposes and a positive estimated foreign exchange conversion of the $24,624 for the three months ending May 31, 2023.

The Group also increased production to build inventory volumes, and did not do any projects or trail products that would have increased the cost of sales in the quarter, Inventory grew by $134,971 in the first quarter ending May 31, 2023.

There were no obsolete stock charges for the period ending May 31, 2023. A provision for obsolescence of $25,186 was raised for the period ending May 31, 2023.

No related party transactions are recorded in cost of sales for both quarters in 2023 and 2022.

Operating Expenses

The Group’s operating expenses were $276,860 for the quarter ended May 31,2023, up from $158,451 for the quarter ended May 31, 2022.

The Rand weakened from an average conversion rate of 1$: 14.9 (Q1: 2022) to 1$: 18.6 (Q1: 2023) against the US Dollar. Therefore, this will cause an expense decrease/improvement of 25% on the operating expenses due to dollar strength within the conversion rate applied. This is estimated at a value of $ 39,612.

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

Limited R&D activities were conducted in this quarter due to the focus on rolling out the Trachealator in the United States which consumed all production and testing resources. R&D activities are estimated to resume in quarter two.

General and administrative expenses showed significant growth due increases in payroll costs in the United States, indemnity insurance and payments made to service providers as part of obtaining our quotation on the OTCQX markets. Costs relating to the quotation on the OTC markets that will not be non-recurring in the future is estimated at $30,000 for this quarter and all other costs will be repeated in the future.

One of the major components that affects the operating expenses is the costs of compliance for the business. These costs increased significantly as we started to grow our product portfolio and is expected to rise as we enter new sales territories. Certain costs are once off in nature and others will be recurring this will be determined after the markets have been entered and all regulatory requirements met.

	Medinotec Inc Group Consolidated Three months ended (unaudited)
	May 31, 2023	May 31, 2022
Compliance cost	60,263	79,699

*Compliance costs are included in the General and Admin expenses line item

Sales and Marketing expenses was insignificant due to Covid restrictions stopping travel and conferences, this started to normalize in FY 2022 and is expected to grow significantly in the later end of FY 2023 since the company is in the process of expanding its sales footprint in the United States of America, the dedicated sales force will continue to grow as new territories pass the compliance hurdles.

	Medinotec Inc Group Consolidated Three months ended (unaudited)
	May 31, 2023	May 31, 2022
Sales and Marketing	46,039	12,727

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the third quarter ending was $7,883. The related party rental expenses in the same quarter preceding year ending May 31, 2022 amounted to $9,552.

The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

 Net Profit / Loss

The Consolidated Medinotec Group of Companies for the quarter ending May 31,2023 showed total net profit of $22,288 up from a loss of $63,087 from the prior quarter ending May 31,2022.

The change is mainly attributable to the higher sales in the Unites States of America, Currency fluctuations, general and Admin expenses and sales and marketing expenses which showed a step cost increase to support the higher sales figure, which includes the compliance costs discussed in operating expenses above which is expected to continue to rise as new planned roll territories become active.

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the first quarter ending May 31, 2023 was $7,883. The related party rental expenses in the same quarter preceding year ending May 31, 2022 amounted to $9,552.

The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

Interest charged on the loan account for the quarter ended in favor of related party Minoan Medical Proprietary Limited was $55,806 for the quarter ended May 31, 2023, up from $35,243 in the same quarter ending May 31, 2022. This change is attributable to an increase in the prime lending rate and additional draw downs on the loan.  The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

Liquidity and Capital Resources

The Group, as of May 31, 2023, had total current assets of $3,626,827 and total assets in the amount of $4,695,987. Total current liabilities as of May 31, 2023 was $80,966. Consolidated we had working capital of $3,545,861 as of May 31, 2023.

As of February 28, 2023 the Group had total current assets of $3,369,478 and total assets in the amount of $ 4,490,432. Consolidated total current liabilities as of February 28, 2023 was $71,311. We had working capital of $3,298,167 as of February 28, 2023.

This increase was mainly due to growth in working capital to support future sales growth and the successful private placement during which $3,467,500 was raised.

Cash Flow movements

Investing activities was flat during the quarter ended May 31, 2023 and consumed $20,093 for the prior quarter ending May 31, 2022. The investment into property, plant and equipment peaked in the 2021 Fiscal period as the plant reached maximum potential production its current form. The new focus will be on sales and compliance activities as described in the operating expenses section during the first quarter ending May 31, 2023.

Operating activities used cash of $274,718 during the quarter ended May 31, 2023 compared to $68,207 for the same quarter ended 2022. This is mainly due to an increase in investment for accounts receivables and inventory combined of $374,597 in order to support the sales initiative in the USA. Since sales significantly increased quarter over quarter the terms of customers paying the business also increased with approximately $239,626 in accounts receivables. As the business continues to grow the terms of customers will continue to affect the growth in accounts receivables while sales grow.

Financing activities provided cash of $77,620 during the quarter ended May 31, 2023 and $3,509,301 for the same quarter in the prior year. The increase in the prior year is mainly due to the private placement being concluded during which $3,467,500 was raised and capital raising fees of $ 169,375 was incurred. The increase of $77,620 in the current quarter is due to an additional draw down on the related party borrowing from Minoan Medical Proprietary Limited. The loan account in favor of Minoan Medical Proprietary Limited increased by $129,028 during the quarter ended May 31, 2023. In the prior year the loan account increased by $211,114 in the quarter ended May 31, 2022. The loan account is used to fund operational requirements. $594,243 was invested into a revolving credit facility with a company called Innovative Outcomes Inc during the 2022 financial year. Innovative outcomes will utilize this facility to build a sales and infrastructure for the Group in the USA. The maximum drawdown allowed for this facility is $750,000 and this facility constitutes a material part of the Group’s planned major capital commitments that existed May 31, 2023. Other capital commitments will be for the purchase of inventory due to the group deciding to pursue potential distribution contracts with principles to ensure a better product basket and enhance future cash flows.

We further expect to grow distribution revenues in the future which will add to the product basket and ensure more revenue streams with mature profitable products that will complement our in house developed products. We have cash available on hand and believe that this cash will be sufficient to fund operations and meet our obligations as they come due within one year from the date these Condensed Consolidated financial statements are issued. In the event that we do not achieve the revenue anticipated in its current operating plan, management has the ability and commitment to reduce operating expenses as necessary. Our long-term success is dependent upon our ability to successfully raise additional capital, market our existing services, increase revenues, and, ultimately, to achieve profitable operations.

Our Condensed Consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator in November 2021. As the research and development phase of this product has been completed, we expect to see an increase in sales being realized against expenditure incurred, the build out of the United States of America market is evident from the profit of 22,288 for the period ended May 31,2023 vs the loss of 63,087 for the comparative period ending May 31,2022. A private placement was done in the wake of the successful research and development and subsequent regulatory approval.

Off Balance Sheet Arrangements

As of May 31, 2023, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are set forth in Note 2 to the Condensed Consolidated financial statements.

We are classified as an emerging growth company for our first five fiscal years after obtaining an IPO since our gross revenues does not exceed $1.07 billion, we have not issued over $1 billion in non-convertible debt over three years, and have not elected to become a large accelerated filer. We also qualify as a small reporting company since our public float is below $250 Million and less than $100 million in revenue. If a company qualifies as a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, it may choose to prepare it’s disclosure relying on scaled disclosure requirements for smaller reporting companies in Regulation S-K. With the current information available the company expects to remain an Emerging Growth Company for at least five years

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Condensed Consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Mitigating factors include:

•	The board consists of 50% executive and 50% non-executive directors.
•	There is an independent non-executive director on the board.
•	The audit committee is chaired by an independent non-executive director who has extensive experience and deemed to be a financial expert.
•	Management is in the process of developing a control charter.

In addition to address these material weaknesses, management performed additional analyses and other procedures to ensure that the Condensed Consolidated financial statements included herein fairly present, in all material respects, our Consolidated financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the Condensed Consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2023, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 1,733,750 shares of our common stock at a purchase price of $5 per share. The SEC assigned that registration statement file no. 333-265368.

The offering of the securities registered by that registration statement has commenced as of December 1, 2023 and is ongoing.  There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

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

Medinotec, Inc.
Date: July 14, 2023
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: July 14, 2023
	By:	/s/ Peter van Niekerk
Peter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

