Form 10-Q
period 2023-08-31
Medinotec Inc.
filed 2023-10-13
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2023

or

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 333-265368

Medinotec, Inc.

(Exact name of registrant as specified in its charter)

NV	36-4990343
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of September 30, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Unaudited Condensed Consolidated Balance Sheets as of August 31, 2023 and February 28, 2023;
3	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended August 31, 2023 and 2022;
4	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended August 31, 2023 and 2022;
5	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended August 31, 2023 and 2022; and
6	Notes to the Unaudited Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

Condensed Consolidated Balance Sheets (Unaudited) (in US$)

	August 31	February 28
	2023	2023
	$	$
Assets
Current Assets
Cash	2,838,554	2,827,457
Accounts receivable, net of allowances	180,132	21,074
Inventory	635,994	354,304
Other current assets	179,527	166,643
Total Current Assets	3,834,207	3,369,478
Loans and notes receivable	617,069	605,130
Property, plant and equipment, net of accumulated depreciation	360,132	406,873
Deferred tax asset	118,881	108,951
Total Assets	4,930,289	4,490,432
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	110,004	71,311
Taxes payable	12,300	—
Due to stockholders/directors	1,588	—
Total Current Liabilities	123,892	71,311
Long Term Liabilities
Related party loans payable	2,239,240	1,863,066
Total Liabilities	2,363,132	1,934,377
Commitments and Contingencies
Stockholders’ Equity
Common stock	11,734	11,734
Common stock additional paid in capital	3,296,391	3,296,391
Retained Earnings (Deficit)	(752,760)	(836,637)
Accumulated comprehensive income	11,792	84,567
Total Stockholders’ Equity	2,567,157	2,556,055
Total Liabilities and Stockholders’ Equity	4,930,289	4,490,432

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)

	Three months ended		Six months ended

	August 31, 2023 $	August 31, 2022 $	August 31, 2023 $	August 31, 2022 $
Revenue
Goods sold	350,792	135,879	766,999	332,350
Cost of goods sold	60,988	49,436	159,486	135,457
Gross profit	289,804	86,443	607,513	196,893
Operating expenses
Depreciation and amortization expense	12,402	19,503	24,845	42,531
General and administrative expenses	183,329	213,334	399,444	301,972
Research and development expenses	11,857	21,892	14,119	55,951
Sales and marketing expenses	26,481	4,301	72,519	17,029
Total operating expenses	234,069	259,030	510,927	417,483
Income (loss) from operations	55,735	(172,587)	96,586	(220,590)
Non operating income and expenses
Interest income	13,371	52	27,704	114
Other revenue/(expense)	(30,007)	6,653	701	13,108
Interest expense	(70,833)	(53,412)	(136,406)	(95,833)
Total non-operating income and expenses	(87,469)	(46,707)	(108,001)	(82,611)
Income (loss) before income taxes	(31,734)	(219,294)	(11,415)	(303,201)
Income taxes
Current income taxes	12,300	—	12,300	—
Deferred income taxes	(10,870)	(29,648)	(12,839)	(50,465)
Net income (loss)	(33,164)	(189,646)	(10,876)	(252,736)
Other comprehensive income (loss) from operations	(22,625)	42,586	21,978	51,114
Total comprehensive income (loss)	(55,789)	(147,060)	11,102	(201,622)
Earnings Per Share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Common Stock Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Comprehensive Income	Total
Balance, May 31,2022	11,733,750	11,734	3,296,391.00	(546,915)	12,368	2,773,578
Net income (loss) for the period	—	—	—	(189,646)	—	(189,646)
Net foreign currency translation Reserve	—	—	—	—	42,586	42,586
Balance, August 31,2022	11,733,750	11,734	3,296,391	(736,561)	54,954	2,626,518
Balance, February 28,2022	10,000,000	10,000	—	(477,090)	(2,895)	(469,985)
Stock issued
Stock issued pursuant to acquisitions @ $2 per share	1,733,750	1,734	3,465,766	—	—	3,467,500
Net income (loss) for the period	—	—	—	(252,736)	—	(252,736)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(6,735)	57,849	51,114
Other increase/decrease in stock
Raising fees capitalized	—	—	(169,375)	—	—	(169,375)
Balance, August 31, 2022	11,733,750	11,734	3,296,391	(736,561)	54,954	2,626,518

	Common Stock
	Shares	Amount	Common Stock Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Comprehensive Income	Total
Balance, May 31,2023	11,733,750	11,734	3,296,391.00	(814,349)	129,170	2,622,946
Net income (loss) for the period	—	—	—	(33,164)	—	(33,164)
Net foreign currency translation Reserve	—	—	—	—	(22,625)	(22,625)
Foreign currency apportionment reclassification	—	—	—	94,753	(94,753)	—
Balance, August 31,2023	11,733,750	11,734	3,296,391	(752,760)	11,792	2,567,157
Balance, February 28,2023	11,733,750	11,734	3,296,391	(836,637)	84,567	2,556,055
Stock issued
Net income (loss) for the period	—	—	—	(10,876)	—	(10,876)
Net foreign currency translation Reserve	—	—	—	94,753	(94,753)	—
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	—	21,978	21,978
Other increase/decrease in stock
Raising fees capitalized	—	—	—	—	—	—
Balance, August 31, 2023	11,733,750	11,734	3,296,391	(752,760)	11,792	2,567,157

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended

	August 31, 2023 $	August 31, 2022 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	(10,876)	(252,736)
Depreciation	37,268	44,344
Interest paid	104,921	—
Deferred income taxes and tax credits	(9,930)	(54,777)
(Increase) decrease in receivables	(95,238)	7,925
(Increase) decrease in inventories	(281,690)	(436,767)
(Increase) decrease in prepaid expense and other assets	(12,884)	(2,423)
Increase (decrease) in accounts payable and accrued expenses	(12,827)	94,374
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(281,256)	(600,060)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	—	(29,560)
NET CASH USED BY INVESTING ACTIVITIES	—	(29,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from assuming long-term debt	260,901	—
Proceeds from issuance of long-term debt	—	603,499
Capital raising fee paid in equity	—	(169,375)
Proceeds from issuance of common stock	—	3,467,500
NET CASH PRODUCED BY FINANCING ACTIVITIES	260,901	3,901,624
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	31,452	(17,864)
Net cash (decrease) increase in cash and cash equivalents	11,097	3,254,140
Cash and cash equivalents at beginning of the period	2,827,457	131,577
Cash and cash equivalents at end of period	2,838,554	3,385,717
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	21,454	21,526
Income taxes	—	—
Cash received for:
Interest	14,979	233
Income taxes	—	—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Medinotec Incorporated

Notes to the Condensed Consolidated Entities Financial Statements

For the period ended August 31, 2023

Description of Business

Medinotec Inc. is a US-based company with a primary investment in DISA Medinotec ("Medinotec"), a South African medical device manufacturing and distribution company, which in management’s   opinion is a global leader in tracheal non-occlusive airway dilation technology and medical device design. “The Company”   (consists of Medinotec Incorporated in Nevada, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited incorporated in South Africa) has experience in establishing facilities for the manufacturing and design of niche medical devices and establishing international distribution networks to commercialize these devices. Medinotec Inc. is seeking to expand sales and distribution operations into the United States of America and other markets.

Further the impact of the Ukraine military action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable and remains unknown as of the date of these Unaudited Condensed Consolidated Financial Statements.

The Company’s Unaudited Condensed Consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator in November 2021. A private placement was completed in the wake of the successful research and development (R&D) and subsequent regulatory approval in the prior financial year for $3,467,500.

Significant Accounting Policies

a.	Nature of business/basis of preparation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC for interim financial reporting. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These Company’s Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

ii. Exposed to currency variations in subsidiary

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

Allowance based on a review and management evaluation

Accounts receivables are presented on the condensed consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit losses     that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.

d.	Revenue recognition

The Company generate its revenues from the sale of high-quality medical devices which are self- manufactured through in-depth research and development. The products developed are sold via a network of distributors in many parts of the world and through a direct sales force in South Africa.

Our clients are billed based on a pricelist that are agreed upon in each customer contract, orders are shipped on a per order basis from our warehouse with Free-on-Board Inco terms, therefore our client assumes the risk of the sale at point of invoice. The Company has two operating segments, Inside the United States of America and Outside the United States of America, these sales are split by these territories and further segregated into the specific line of product sold into these territories.

The Company has no contract assets or liabilities representing accrued revenues that have not yet been billed to the customers due to certain contractual terms, because of the fact that orders are placed, invoiced and shipped on a per order basis and when our clients require additional inventory. All revenue is recognized at a specific point and time.

Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products. The Company apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•	identify the contract with a customer,

•	identify the performance obligations in the contract,

•	determine the transaction price,

•	allocate the transaction price to performance obligations in the contract, and

•	recognize revenue as the performance obligation is satisfied.

Under ASC Topic 606, the Company estimate the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue at point of sale when risks and rewards are transferred to the customer. There are no contract revenue agreements that would need to be recognized over time and the point of risks and rewards being transferred is very clear.

Payment Terms

Our payment terms vary per segments; export sales made from within South Africa are subject to prepayment, where accounts are granted, they generally have payment terms of 30 days from statement and sales made inside the United States of America are 45 to 60 days   The time between a customer’s payment and the receipt of funds is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our payment terms are generally fixed and do not include variable revenues.

e.	Research and development

All research and development expenses are expensed as incurred and are included in operating expenses.

f.	Earnings per share
Basic earnings per share

Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding during each year.

g.	New accounting pronouncements

In November 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses which amends ("ASU") No. 2016-13 Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. For the Company, this standard is effective December 15, 2022, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The impact of this was assessed on accounts receivable and loans receivable, and the impact was not material for this reporting period.

Allowance for Credit Losses – Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Company’s Unaudited Co  ndensed consolidated balance sheets. Our accounts receivables are generated from the sales revenue. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. Upon adoption of ASC 326 using the modified retrospective transition method and as of August 31, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

The Company sells a significant amount to DISA Vascular Distribution trading as DISA Life Sciences. For the quarter ending August 31, 2023 33% (August 31, 2022: 64%) and for the six months ended August 31, 2023 29% (August 31,2022: 66%) of the Company's total revenue is derived from this single customer in the distribution environment in South Africa.

No allowance for doubtful accounts was recognized as of August 31, 2023 and February 28, 2023, respectively. Exports out of South Africa is done on a pre-payment basis with exception of one customer whose account was settled in full post quarter end. Sales inside South Africa is conducted through DISA Lifesciences whose account was settled in full after the end of the quarter. All sales in the United States of America were made for the first time during the first quarter and fully collected post quarter within terms.

All other ASUs issued and not yet effective for the three months ended August 31, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

h.	Reporting segments

The Company has two main reportable segments that comprise the structure used by the Company executive committee (Exco) to make key operating decisions and assess performance. The Company’s reportable segments are operating segments that are differentiated by the activities that each undertakes and the products they manufacture and market (referred to as business segments). Each business utilizes the same technology, manufacturing and marketing strategies, and differ by geographical region only.

The Company evaluates the performance of its reportable segments based on operating profit after re- measurement items. The Company accounts for inter-segment sales and transfers as if the sales and transfers were entered into under the same terms and conditions as would have been entered into in a market-related transaction.

The financial information of the Company’s reportable segments is reported to the Exco for the purpose of making decisions about allocating resources to the segment and assessing its performance.

Operating segments are reported in a manner consistent with the internal reporting provided to the Exco who is responsible for allocating resources and assessing the performance of the operating segments.

Medinotec Inc's qualitative application of the segmental accounting policy

The Exco is the Company’s chief operating decision-maker. Management has determined the operating segments based on the information reviewed by the Exco for the purposes of allocating resources and assessing performance.

The Exco considers the business from a mainly a geographic perspective since products sold in all territories are the same. Geographically, management considers the performance within the United States of America and Outside the United States of America. From a product sales perspective, management separately considers the activities in these geographies on a segmental basis. The Company manufactures and sells medical devices in two divisions namely Sales inside the United States of America (Domestic) and Sales outside the United States of America (International).

Fair Value Measurements

The Company reports all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the Unaudited Cond  ensed Consolidated financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 — Inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

At August 31, 2023 and February 28, 2023, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

Property, plant and equipment

Property, plant and equipment consist of the following:

	August 31	February 28
	2023	2023
	$	$
Leasehold improvement	18,660	19,134
Computer equipment	148,950	152,731
Computer software	57,101	58,551
Office equipment	7,093	7,273
Furniture and fixtures	101,014	103,578
Motor vehicles	12,138	12,446
Small assets	13,796	14,146
Plant and machinery	1,076,849	1,104,182
Laboratory equipment	243,806	249,995
Total cost	1,679,407	1,722,036
Foreign currency adjustment	60,268	90,379
Total accumulated depreciation	(1,379,543)	(1,405,542)
Total	360,132	406,873

Depreciation expense totaled $37,268 for the six months ending August 31, 2023 and $44,344 for the six months ending August 31, 2022.

No additions were made to Plant and machinery for the three months ending August 31, 2022. There were no additions for the three months ending August 31, 2023. There were no disposals in either of these periods.

The movement in property, plant and equipment from February 28, 2023 to August 31, 2023 is due to foreign currency adjustments only.

Other current assets

	August 31	February 28
	2023	2023
	$	$
Tax and statutory refunds	126,798	166,643
Prepayments	51,170	—
Other receivable	1,559	—
Total	179,527	166,643

Inventories Accounts by period

Inventory consists of the following:

	August 31	February 28
	2023	2023
	$	$
Finished goods	80,320	59,004
Raw material	498,654	288,030
Work in progress	59,479	34,356
Less provisions for obsolescence	(2,459)	(27,086)
Total	635,994	354,304

Loans and notes receivable

	August 31	February 28
	2023	2023
	$	$
Innovative outcomes	629,596	605,130

In furtherance of our efforts to expand into the United States of America, on September 16, 2022, we entered into an unsecured revolving line of credit to lend Innovative Outcomes, Inc. up to $750,000, of which $585,000 has been drawn as of August 31,2023.

Innovative Outcomes is a company in Little Rock, Arkansas, and we plan to enter into an arrangement with the entity for the marketing and distribution of various products. The funds from our line of credit will be used by Innovative Outcomes for setting up infrastructure for the products, including a headquarters for sales representatives, an administrative hub and customer services to handle all back-office items, setting up a sales system and marketing program, warehousing of inventory in a licensed warehouse, setting up distribution capabilities, marketing activities and training activities.

•	Maximum allowed according to Revolving Credit Agreement: $750,000

•	Amounts advanced shall bear interest at a per annum rate equal to eight percent (8.0%), compounded monthly. In the event of a default, any amounts advanced will bear interest at (12%) per annum.

•	Maturity: September 30, 2024

•	Unsecured

•	Amount drawn: $585,000

The entity considers the performance of the loan to Innovative Outcomes against the development of the related infrastructure to support sales into the inside the United States of America Sales segment and then determines the allowance for credit loan losses. Since the segment showed significant growth over the past quarter and the growth is expected to continue in the United States of America sales territory management deems this loan made for the intention of building the United States of America market as being fully performing at the moment. There has also not been any material breach in the contract for the quarter under review and therefore the loan is classified as fully performing at the moment and no credit loss is provided against it. Management conducts this assessment once a quarter.

Loans payable

Loans from related parties

Loans payable consist of a $2,238,974 unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited. This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited during the developmental and startup phase. After the acquisition of DISA Medinotec Proprietary Limited Company assumed this liability. The Company has a period of 3 years after the IPO date or a date at which the company starts trading on a recognizable exchange to repay the loan   . During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The prevailing prime lending rate on the quarter ending August 31, 2023 in South Africa is 11.75%. The interest charged for the quarter was $61,054 and a 1% movement in the interest rates constitutes a value of $5,598 on a quarterly basis. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

The loan can be settled in cash or any other form of equivalent, it’s important to note that the South African Reserve Bank would need to approve any settlement made by Medinotec Inc on behalf of its subsidiary DISA Medinotec Proprietary Limited.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Company Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited was one of these investments before it got transferred into the Company. Pieter van Niekerk (CFO) also serves as a director on Minoan Medical Proprietary Limited.

Operational charges are charged to the Minoan Medical loan account.

	August 31	February 28
	2023	2023
	$	$
Minoan Medical Proprietary Limited	2,238,974	1,862,793
Minoan Capital Proprietary Limited	266	273
Total loans payable	2,239,240	1,863,066

Minoan Medical Proprietary Limited:

This is an unsecured loan entered into during the 2016 fiscal year which is repayable at the end of 3 years after any Initial Public Offering (IPO). This note will become due in full on March 31, 2026. The loan carries interest at the prevailing prime lending rate of the time. The prevailing prime lending rate on the quarter ending August 31, 2023 in South Africa is 11.75%. The interest charged for the quarter ending August 31, 2023 was $61,054.  Interest charged for the quarter ending August 31, 2022 was $41,953 at the then prevailing interest rate of 9%.

The Company has the option to settlement in cash or equivalents, and any settlements of this loan account by Medinotec Inc on behalf of its wholly owned subsidiary would require South African Reserve Bank Approval. It will be treated as a liability until such approval has been granted, the Company is in the process of applying for approval.

Accounts payable and accrued expenses

Accounts payable by period

Accounts payable consist of the following:

	August 31	February 28
	2023	2023
	$	$
Trade accounts payable	57,446	53,615
Accrued payroll, payroll taxes and vacation	27,550	6,995
Royalties payable	25,008	10,701
Total	110,004	71,311

Commitments

a.	Leases and deferred rent

The Company leases office and warehouse spaces under noncancelable operating lease agreements, which became effective on August 1, 2023 for a period of 3 years, terminating July 31, 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Consolidated entities facilities.

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the lease term. For these leases, the Company recognize the related rental expense on a straight- line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. As of August 31, 2023 $0 had been accrued.

The Company leases office and warehouse spaces under operating lease agreements. Rent expense under the agreement was $2,642 for the quarter ending August 31, 2023. Rent commitments, before considering renewal options that generally are present, were as follows:

Financial year ending February 28	$
2024	15,853
2025	31,705
2026	31,705
2027	13,210
2028	—
Total	92,473

b.	Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Company may agree to indemnify third parties with whom they enter into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products, when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Condensed Consolidated entities that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

At reporting date there is no known material litigation or claims against the Company.

Stockholders' equity

a.       Authorized and issued stock by period

Authorized:

As of August 31, 2023, Medinotec Inc., the parent Company, had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise of warrants, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of August 31, 2023, Medinotec Inc., the parent Company, had 20,000,000 shares of preferred stock authorized and available to issue.

Issued and outstanding shares

	August 31	February 28
	2023	2023
	$	$
Common stock	11,734	11,734
Common stock additional paid in capital	3,296,391	3,296,391
Total	3,308,125	3,308,125

Income taxes

a.	Provision for income taxes

The components of income tax expense are as follows:

	Three months ended (unaudited)		Six months ended (unaudited)
	August 31 2023 $	August 31 2022 $	August 31, 2023 $	August 31, 2022 $
Tax from operations
Current	12,300	—	12,300	—
Deferred/future
Foreign	(10,870)	(29,648)	(12,839)	(50,465)
Total	$(1,430)	(29,648)	(539)	(50,465)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Three months ended (unaudited)		Six months ended (unaudited)
	August 31 2023%	August 31, 2022%	August 31 2023%	August 31, 2022%
Tax at federal statutory rates	21	21	21	21
Deferred taxes and timing differences	(16)	(7)	(16)	(4)
Effective tax rate	5	14	5	17

No uncertain tax positions have been identified for the current or comparative period.

b.	Deferred taxes/Future income tax assets and valuation allowance

Significant components of the Company's future tax assets are as follows:

	August 31	February 28
	2023	2023
	$	$
Leave pay provision	3,390	3,102
Tax credits assessed by tax authorities	108,739	105,849
Provision for Royalties	6,752	—
Total	118,881	108,951
Net deferred/future tax asset	118,881	108,951

Deferred tax assets refer to assets that are attributable to differences between the Condensed Consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income. The current six months ending August 31, 2023 the Company is approaching its breakeven point with marginal profitability. The on boarding of various planned new products as discussed in the post balance sheet events note is expected to change the profitability of the Company materially into the future and therefore the deferred tax assets on the tax losses will be utilized as these profits build up over time.

Related party transactions

Related Party Summary

Name	Relationship with the Medinotec Company of Companies	Related transactions with the Medinotec Company of Companies	Related Directors with the Medinotec Company of Companies	Related Owners with the Medinotec Company of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan and Sales	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses		Dr Gregory Vizirgianakis is the ultimate beneficial owner
DISA Vascular Distribution Proprietary Limited trading as DISA Lifesciences	Distributor appointed by DISA Medinotec Proprietary Limited for Africa	Sales Income	Pieter van Niekerk – Serves as independent non-executive according to distribution agreement.	n/a external third party
Pieter van Niekerk resigned as a non-executive director on October 14, 2022 and therefore the related party relationship ceased to exist on the same date.
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Company of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis

Medinotec Company of Companies	The Consolidated Company name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Pieter van Niekerk	Chief financial officer of the Medinotec Company of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Minoan Company of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Brother of Stavros Vizirgianakis
Stavros Vizirgianakis	Non-Executive director of the Medinotec Company of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Company of Companies	n/a
Joseph Dwyer	Non-Executive director of the	Transactions relating	No Related	n/a
	Medinotec Company of companies	to mutual entities	other
		disclosed above	Directorships in
Medinotec
Company of
Companies

a.	Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is fully owned by the Chief Executive Officer of the Medinotec Company of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Company of Companies, also serves as a director on Minoan Medical Proprietary Limited.

The lease agreement was renewed, effective August 1, 2023 for a period of 3 years, terminating July 31, 2026.

Set forth below is a table showing the Company’s rent paid and accounts payable for the quarters ended August 31, 2023 and 2022, with Minoan Capital:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Rent expense	7,970	8,800	15,853	18,352
Accounts payable	—	—	—	3,823
Total	7,970	8,800	15,853	22,175

Reporting Segments and Disaggregated Revenue

The Company has two  reportable segments that comprise the structure used by the Company executive committee (Exco) who are considered Chief Operating Decision Makers, to make key operating decisions and assess performance. The Company’s reportable segments are operating segments that are differentiated by the activities that each undertakes and the products they manufacture and market (referred to as business segments). Each business utilizes the same technology, manufacturing and marketing strategies, but differ by geographical region only.

The Exco is considered to be the Chief Operating Decision Makers and considers the business from a geographic perspective since products sold in all territories are the same. Geographically, management considers the performance within the United States of America and Outside the United States of America. From a product sales perspective, management separately considers the activities in these geographies on a segmental basis. The Company manufactures and sells medical devices in two divisions namely Sales inside the United States of America (Domestic) And Sales outside the United States of America (International).

Income statement measures applied

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Inside United States of America	109,374	—	284,294	—
Outside United States of America	241,418	135,879	482,705	332,350
Total	350,792	135,879	766,999	332,350

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Outside United States of America
Cape Cross NC Catheter	60,983	28,170	103,211	56,473
Cape Cross PTCA Catheter	54,109	36,857	99,392	107,142
Trachealator Catheter	120,200	66,205	265,236	148,107
Components	6,126	4,647	14,866	20,628
	241,418	135,879	482,705	332,350
Inside United States of America
Trachealator Catheter	109,374	—	284,294	—
Total Company Sales	350,792	135,879	766,999	332,350

38% (2022: 68%)   of the Company's total revenue for the quarter ended August 31, 2023 is derived from a single customer in the distribution environment in South Africa namely DISA Vascular Distribution Proprietary Limited t/a DISA Life Sciences. For the six months ended August 31, 2023, 29% (2022: 66%) of the Company’s total revenue was derived from DISA Life Sciences.

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Depreciation and amortization
Inside United States of America	—	—	—	—
Outside United States of America	18,603	19,503	37,268	42,531

Subsequent events

Subsequent to the quarter ended August 31, 2023 the Company signed several sub distribution agreements with principals that supply cardiac devices internationally. These agreements will make the Company one of the primary cardiac product suppliers in South Africa. The Company will be taking over several assets as well as a sales force that is already in existence.

Additionally, on October 11, 2023, the Company appointed Mr. Mr. Athanasios Spirakis as a member of its Board of Directors and to serve as a member of the audit committee of the Company.

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

Medinotec Capital Proprietary Limited acquired DISA Medinotec Proprietary Limited (therefore establishing the Medinotec Company of Companies), a South African based medical device manufacturing and distribution company.

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

This life-saving device has quite literally changed the way that tracheal and, to a degree, bronchial stenosis, is managed in extremely ill patients. This is especially true in a post Covid-19 world where tracheal stenosis due to extended tracheal intubation is becoming an ever more frequent pathology encountered by surgeons.

The Medinotec Company of Companies is currently in management’s opinion considered a global leader in tracheal non-occlusive airway dilation technology. This belief of management was formed on the fact that there are a number of airway dilation balloons that are offered for the management of tracheal stenosis, but to our knowledge all of them are occlusive in nature. The fact that the Trachealator is a non-occlusive airway solution, allowing for continuous ventilation during dilation, results in management believing that we could be regarded as a global leader in this technology.

Other products manufactured by The Medinotec Company of Companies include:

•	The “Cape Cross PTCA Catheter” The Medinotec Company of Companies also designed and developed a range of semi-compliant coronary PTCA balloon catheters known as the Cape Cross, which attained a CE Mark and are marketed around the world and in South Africa, becoming a widely used interventional balloons in the market. A PTCA balloon catheter (also known as a Plain Old Balloon Angioplasty [“POBA”] catheter) is inserted either from the groin or the arm and threaded through the blood vessels, through the aorta into the heart. The cardiac surgeon and/or interventional cardiologist will move the catheter to the blocked artery (plaque). The balloon part of the catheter is inflated to open the blockage in the artery, after which the balloon is deflated, and the entire catheter withdrawn and removed. If this procedure is not effective enough to open the artery, a coronary stent will be placed inside the diseased area of the artery.

•	Cape “Cross Non-Compliant (“NC”)” Catheter On the back of the Cape Cross, the Cape Cross NC Catheter was developed for post dilation purposes. The product has become a mainstay of our cardiology range. It is CE Marked and widely used in South Africa. After a stent is placed in an artery, it is followed up by moving a NC catheter to the site where the stent was placed. The NC catheter balloon part is then inflated inside the stent. This is done to “seat” the stent inside the artery wall. In other words, if the stent was not optimally placed, the NC Catheter can be used to make the stent fit “snugly” against the artery wall to avoid dislodgement and movement of the stent after placement.

•	The “Lamprey” Suction Dissector, a surgical tool used in the fields of neurosurgery, ear, nose and throat (“ENT”) surgery and general surgery to combine the processes of suctioning blood out of the surgeon’s field of view while allowing him/her to dissect sensitive structures without having to change instruments.

•	The Aortic Perfusion and Dilation Catheter, a non-occlusive perfusion balloon to allow the expansion of the aortic valve (“BAV” or Balloon Aortic Valvuloplasty) without impeding the cardiac output, which is currently in the mid stages of research and development and could potentially be used to post-dilate the artificial valve in Transcatheter Aortic Valve Implantation (“TAVI”), a rapidly growing market, without the need for pacing.

•	A highly specific, niche Chronic Total Occlusion (“CTO”) Catheter of 1mm in diameter. This micro balloon catheter addresses an extremely specific market need for difficult coronary cases and will cement our position as one of the leading specialized coronary balloon catheter manufacturers in the world.

•	A new self-expanding, temporary, silicone Tracheal Stent to be used in conjunction with the Trachealator in the treatment of tracheal stenosis. The complimentary nature of this product will build on our current expertise in the field of advanced airway management.

The following distinct and finite developmental phases / stages are applicable to all our product pipeline, namely:

1)	R&D

2)	Pre-production prototyping

3)	Testing

4)	Production

5)	Clinical trials

6)	MDR/CE Mark accreditation

7)	Local marketing & selling

8)	International sales outside the US

9)	FDA 510 (k) approval

10)	Sales to the United States.

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

Results of Operations for the Three and Six Months ended August 31, 2023 and 2022

Medinotec Inc. was formed in Nevada and is at the moment a holding company, but it is expected to facilitate the sales of all products in the United States directly in the near future. Therefore, over time, as we implement our business plan and realize commercial operations in the United States, we believe Medinotec Inc. will become the primary operating company within the Medinotec Company of Companies and the South African DISA Medinotec Proprietary Limited will be the manufacturing platform for the operations in the United States and other countries.

Revenue

The Consolidated Medinotec Company of Companies’ revenue for the quarter ended August 31, 2023 was $350,792 compared to $135,879 in revenue being recorded in the comparative quarter for the prior year. The Consolidated Medinotec Company of Companies’ revenue for the six months ended August 31, 2023 was $766,999 compared to $332,350 revenue being recorded in the comparative six months in the prior year.

The revenue was up in comparison to the prior year with $214,913 for the quarter and up by $434,649 for the six months. The reason for the higher sales growth in quarter two was due to demand in the South African region and replenishing of inventory levels by hospitals as well as increased interest and demand in the products of the Medinotec Company of Companies.

This table indicates the sales per product as a breakdown of the total revenue balance:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Outside United States of America
Cape Cross NC Catheter	60,983	28,170	103,211	56,473
Cape Cross PTCA Catheter	54,109	36,857	99,392	107,142
Trachealator Catheter	120,200	66,205	265,236	148,107
Components	6,126	4,647	14,866	20,628
	241,418	135,879	482,705	332,350
Inside United States of America
Trachealator Catheter	109,374	—	284,294	—
Total Company Sales	350,792	135,879	766,999	332,350

Revenue generated by affiliations to related parties were as follows:

The increase overall for the tracheal or product in both the Outside and Inside United States territories, is substantiated by the roll out of this product as our lead product in the non-occlusive tracheal dilation market.

Cost of Goods

The Company’s operating expenses were $234,069 for the quarter ended August 31, 2023, down from $259,032 for the quarter ended August 31, 2022. The Company’s operating expenses were $510,927 for the six months ended August 31, 2023, up from $417,483 for the six months ended August 31, 2022.

The Rand weakened from an average conversion rate of 1$: 16.67 (Q2: 2022) to 1$: 18.50 (Q2: 2023) against the US Dollar. Therefore, this will cause an expense decrease/improvement of 11% on the operating expenses due to dollar strength within the conversion rate applied. This is estimated at a value of $25,748.

After taking into account the effects of the foreign currency exchange, the remaining changes are mainly attributable to the Sales and Marketing expenses that, together with the Compliance cost, showed a step cost increase to support the higher sales figure for the six months ended August 31, 2023. Due to the amount of territories entered during the year, there was also an increase in general compliance costs to list products in these countries and to provide initial training and marketing into these countries.

Limited R&D activities were conducted in this quarter due to the focus on rolling out the Trachealator in the United States which consumed all production and testing resources. R&D activities have resumed, and are expected to increase for the rest of the year.

General and administrative expenses showed significant growth due increases in payroll costs in the United States, indemnity insurance    and payments made to service providers as part of obtaining our quotation on the OTCQX markets. Costs relating to the quotation on the OTC markets that will not be non-recurring in the future is estimated at $30,000 and all other costs will be repeated in the future.

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

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Compliance cost	5,699	79,699	65,962	95,112

*Compliance costs are included in the General and Admin expenses line item.

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

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2023 $	2022 $	2023 $	2022 $
Sales and Marketing	26,481	4,301	72,519	17,029

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the third quarter ending was $7,970. The related party rental expenses in the same quarter preceding year ending August 31, 2022 amounted to $8,800.

The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

 Net Profit / Loss

The Consolidated Medinotec Company of Companies for the quarter ending August 31, 2023 showed total net loss of $33,164, down from a loss of $189,648 from the prior quarter ending August 31, 2022. The Consolidated Medinotec Company of Companies for the six months ending August 31, 2023 showed total net loss of $10,876, down from a loss of $252,736 from the six months ending August 31, 2022.

The change is mainly attributable to the higher sales in the Unites States of America, Currency fluctuations, general and Administrative expenses and sales and marketing expenses which showed a step cost increase to support the higher sales figure, which includes the compliance costs discussed in operating expenses above which is expected to continue to rise as new planned roll territories become active.

Related party expenses included in operating expenses include Minoan Capital Proprietary Limited for Rental expenses in the first quarter ending August 31, 2023 was $7,970. The related party rental expenses in the same quarter preceding year ending August 31, 2022 amounted to $8,800.

The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

Interest charged on the loan account for the quarter ended in favor of related party Minoan Medical Proprietary Limited was $61,054 for the quarter ended August 31, 2023, up from $41,953 in the same quarter ending August 31, 2022. This change is attributable to an increase in the prime lending rate and additional draw downs on the loan. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

Liquidity and Capital Resources

The Company, as of August 31, 2023, had total current assets of $3,834,207 and total assets in the amount of $4,930,289. Total current liabilities as of August 31, 2023 was $123,892. The Company   had working capital of $3,710,315 as of August 31, 2023.

As the research and development phase of this product has been completed, we expect to see an increase in sales being realized against expenditure incurred, the build out of the United States of America market is evident from the six month loss of $10,876 for the six month period ended August 31,2023 versus the loss of $252,736 for the comparative period ending August 31,2022. A private placement was completed in the wake of the successful research and development (R&D) and subsequent regulatory approval in the prior financial year for $3,467,500 and therefore the Company has enough cash reserves and working capital to fund the roll out in the market of the United States of America (USA) including new R&D activities and Marketing and Sales functions  . The Company also embarked on obtaining additional distribution contracts in the cardiology field which will further complement its basket of products within the territory of South Africa, these distribution rights are expected to be granted and transitioned by Sept 2023.

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

Our Unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator in November 2021. As the research and development phase of this product has been completed, we expect to see an increase in sales being realized against expenditure incurred, the build out of the United States of America market is evident from the small loss of $10,876 for the six months ended August 31, 2023 versus the loss of 252,736 for the comparative period ending August 31, 2022.

Cash Flow Movements

Operating activities used cash of $17,131 during the quarter ended August 31, 2023 compared to $480,779 for the same quarter ended August 31, 2022. For the six months ending August 31, 2023 operating cash requirements was 281,256 in comparison to $600,000 the 6 months ending August 31, 2022. This is mainly due to an increase in investment for accounts receivables and inventory combined for the 2022 period and investment in inventory for the current year these outflows are directly related to supporting the sales initiative in the United States of America. Since sales significantly increased quarter on quarter. As the business continues to grow the terms of customers will continue to affect the growth in accounts receivables while sales grow.

Investing activities was insignificant with a total spend of $18,011 during the quarter ending August 31, 2023 and consumed $1,047 for the prior quarter ending August 31, 2022. No investing activities took place for the six months ending August 31,2023 and for the comparative six months ending August 31, 2022 the group invested $ 29,500 into property plant and equipment. The investment into property, plant and equipment peaked in the 2021 Fiscal period as the plant reached maximum potential production its current form. The new focus will be on sales and compliance activities as described in the operating expenses section during the quarter ending August 31, 2023. Any current outflows for new plant will be purely to maintain operating levels and to replace outdated items.

Financing activities provided cash of $168,110 during the quarter ended August 31, 2023 and $318,608 for the same quarter in the prior year. For the six months ending August 31, 2023 financing activities provided funding of $260,901 compared to $3,901,564 in the prior period ending August 31, 2022. The increase in the prior year is mainly due to the private placement being concluded during which $3,467,500 was raised and capital raising fees of $169,375 was incurred. The remaining increases in the current quarter and prior quarter is due to an additional drawdown on the related party borrowing from Minoan Medical Proprietary Limited. The loan account in favor of Minoan Medical Proprietary Limited increased by $476,171 during the quarter ended August 31, 2023. In the prior year the loan account increased by $318,561 in the quarter ended August 31, 2022. The loan account is used to fund operational requirements.

The loan account in favor of Minoan Medical Proprietary Limited increased to $260,901 for the six months ended August 31, 2023.

Off Balance Sheet Arrangements

As of August 31, 2023, there were no off-balance sheet arrangements.

Critical Accounting Estimates

Our critical accounting  estimates are set forth in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

We are classified as an emerging growth company for our first five fiscal years after obtaining an IPO since our gross revenues does not exceed $1.07 billion, we have not issued over $1 billion in non-convertible debt over three years, and have not elected to become a large accelerated filer. We also qualify as a small reporting company since our public float is below $250 Million and less than $100 million in revenue. If a company qualifies as a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, it may choose to prepare its   disclosure relying on scaled disclosure requirements for smaller reporting companies in Regulation S-K. With the current information available the company expects to remain an Emerging Growth Company for at least five years.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of August 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending August 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices.

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

We intend to remedy our material weaknesses with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report,  , that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors set forth in our annual report on Form 10-K for the year ended February 28, 2023 filed with the SEC on May 20, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

On May 5, 2023, in connection with a requirement for quotation on the OTCQX markets, our Board of Directors authorized the creation of an Audit Committee. Messrs. Gregory Vizirgianakis, Stavros G. Vizirgianakis and Joseph P. Dwyer were appointed to serve on the Audit Committee.

OTC rules require at least one independent director on the board and a member of the audit committee upon application, and a second independent director and audit committee member must be appointed no later than the applicant’s next shareholder meeting.

Joseph P. Dwyer was initially determined by the Board to be an independent director on the committee, and Mr. Dwyer was identified and designated by the Board as an “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K.

On October 11, 2023, we appointed Mr. Athanasios Spirakis as a member of our Board of Directors and to serve as a member of our audit committee, as the second independent director. Mr. Stavros G. Vizirgianakis is the third non-independent member of the audit committee. Mr. Gregory Vizirgianakis is not serving on the audit committee.

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
Date: October 13, 2023
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: October 13, 2023
	By:	/s/ Peter van Niekerk
Peter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

