Form 10-Q
period 2023-11-30
Medinotec Inc.
filed 2024-03-14
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2023

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of January 22, 2024.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Condensed Consolidated Balance Sheets as of November 30, 2023, and February 28, 2023;
F-2	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended November 30, 2023, and 2022;
F-3	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended November 30, 2023, and 2022;
F-4	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2023, and 2022; and
F-5	Notes to the Unaudited Condensed Consolidated Financial Statements.

These Unaudited Condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2023, are not necessarily indicative of the results that can be expected for the full year.

3

Unaudited Condensed Consolidated Balance Sheets (Unaudited) (in US$)

	November 30	February 28
	2023	2023
	$	$
Assets
Current Assets
Cash	2,678,748	2,827,457
Accounts receivable, net of allowances	76,230	21,074
Inventory	712,271	354,304
Other current assets	126,844	166,643
Total Current Assets	3,594,093	3,369,478
Loans and notes receivable	—	605,130
Property, plant and equipment, net of accumulated depreciation	341,969	406,873
Deferred tax asset	55,888	108,951
Total Assets	3,991,950	4,490,432
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	334,602	71,311
Due to stockholders/directors	1,588	—
Total Current Liabilities	336,190	71,311
Long Term Liabilities
Related party loans payable	1,580,514	1,863,066
Total Liabilities	1,916,704	1,934,377
Commitments and Contingencies
Stockholders’ Equity
Common stock	11,734	11,734
Common stock additional paid in capital	3,296,391	3,296,391
Retained Earnings (Deficit)	(1,339,885)	(836,637)
Accumulated comprehensive income	107,006	84,567
Total Stockholders’ Equity	2,075,246	2,556,055
Total Liabilities and Stockholders’ Equity	3,991,950	4,490,432

The accompanying notes are an integral part of these financial statements.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three months ended		Nine months ended
	November 30, 2023 $	November 30, 2022 $	November 30, 2023 $	November 30, 2022 $
Revenue
Goods sold	$2,002,547	$387,989	$2,769,547	$720,339
Cost of goods sold	1,138,628	164,685	1,298,116	300,142
Gross profit	863,919	223,304	1,471,431	420,197
Operating expenses
Depreciation and amortization expense	11,604	10,329	36,449	52,860
General and administrative expenses	552,342	159,822	951,786	461,794
Research and development expenses	2,728	6,405	16,846	62,356
Selling expenses	39,335	21,249	111,855	38,278
Total operating expenses	606,009	197,805	1,116,936	615,288
Income (loss) from operations	257,910	25,499	354,495	(195,091)
Non-operating income and expenses
Interest income	14,859	9,235	42,563	9,349
Other revenue/(expense)	(5,933)	13,245	(5,232)	26,353
Provision for impairment of note receivable	(629,458)	—	(629,458)	—
Interest expense	(66,727)	(64,760)	(203,133)	(160,593)
Total non-operating income and expenses	(687,259)	(42,280)	(795,260)	(124,891)
Income (loss) before income taxes	(429,349)	(16,781)	(440,765)	(319,982)
Income taxes
Current income taxes	—	—	(12,300)	—
Deferred income taxes	(63,022)	(19,560)	(50,183)	(30,905)
Net income (loss)	(492,371)	(36,341)	(503,248)	(289,077)
Other comprehensive income (loss) from operations	460	(12,469)	22,439	45,404
Total comprehensive income (loss)	$(491,911)	$(48,810)	$(480,809)	$(243,673)
Earnings Per Share:
Loss per share	$(0.04)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock presented in US$
	Shares	Amount $	Common Stock Additional Paid in Capital $	Retained Earnings (Deficit) $	Accumulated Comprehensive Income $	Total $
Balance, August 31, 2022	11,733,750	11,734	3,296,391	(729,826)	54,978	2,633,277
Net income (loss) for the period	—	—	—	(36,341)	—	(36,341)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	—	(12,469)	(12,469)
Balance, November 30, 2022	11,733,750	11,734	3,296,391	(766,167)	42,509	2,584,467

Balance February 28, 2022	10,000,000	10,000	—	(477,090)	(2,895)	(469,985)
Stock issued
Stock issued - pursuant to acquisitions @ $2 per share	1,733,750	1,734	3,465,766	—	—	3,467,500
Raising fees capitalized	—	—	(169,375)	—	—	(169,375)
Net loss for the period	—	—	—	(289,077)	—	(289,077)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	—	45,404	45,404
Balance, November 30, 2022	11,733,750	$11,734	$3,296,391	$(766,167)	$42,509	$2,584,467

	Common Stock presented in US$
	Shares	Amount $	Common Stock Additional Paid in Capital $	Retained Earnings (Deficit) $	Accumulated Comprehensive Income $	Total $
Balance, August 31, 2023	11,733,750	11,734	3,296,391	(752,760)	11,792	2,567,157
Net income (loss) for the period	—	—	—	(492,371)	—	(492,371)
Other comprehensive income
Foreign currency apportionment reclassification	—	—	—	(94,754)	94,754	—
Net foreign currency translation adjustment	—	—	—	—	460	460
Balance, November 30, 2023	11,733,750	11,734	3,296,391	(1,339,885)	107,006	2,075,246

Balance, February 28,2023	11,733,750	11,734	3,296,391	(836,637)	84,567	2,556,055
Stock issued
Net income (loss) for the period	—	—	—	(503,248)	—	(503,248)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	—	22,439	22,439
Balance, November 30, 2023	11,733,750	11,734	3,296,391	(1,339,885)	107,006	2,075,246

The accompanying notes are an integral part of these financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	November 30, 2023 $	November 30, 2022 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	(503,248)	(289,077)
Depreciation	54,664	64,153
Interest received	(22,662)	—
Deferred income taxes and tax credits	53,063	(38,630)
Impairment provision on note receivable	629,458	—
(Increase) decrease in receivables	(55,156)	(250,467)
(Increase) decrease in inventories	(357,977)	(309,856)
(Increase) decrease in prepaid expense and other assets	39,799	(6,880)
Increase (decrease) in accounts payable and accrued expenses	263,291	(17,383)
TOTAL CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	101,232	(848,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(851)	(57,042)
Cash used in note receivable	—	(594,243)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(851)	(651,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	931,713
Settlement of long-term debt	(282,552)	—
Capital raising fee paid in equity	—	(169,375)
Proceeds from issuance of common stock	—	3,467,500
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(282,552)	4,229,838
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	33,462	(15,193)
Net cash (decrease) increase in cash and cash equivalents	(148,709)	2,715,220
Cash and cash equivalents at beginning of the period	2,827,457	131,573
Cash and cash equivalents at end of period	2,678,748	2,846,793
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	30,244	41,347
Income taxes	—	—
Cash received for:
Interest	—	357
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

Description of Business

Medinotec Inc. is a US-based company with a primary investment in DISA Medinotec Proprietary Limited (“DISA Medinotec”), a South African medical device manufacturing and distribution company, which in management’s opinion is a global leader in tracheal non-occlusive airway dilation technology and medical device design. “The Company” consists of Medinotec Inc. in Nevada and its wholly owned subsidiaries, Medinotec Capital Proprietary Limited and DISA Medinotec, of which both are incorporated in South Africa. Combined, the Company has the experience in establishing facilities for the manufacturing and design of niche medical devices and establishing international distribution networks to commercialize these devices.

The Company is seeking to expand sales and distribution operations into the United States of America and other markets. Further to the impact of the various military actions and the related sanctions on the world economy, their impact is not determinable as of the date of these financial statements. The specific impact of these on the Company’s financial condition, results of operations, and cash flows is also not determinable and remains unknown as of the date of these Unaudited Condensed Consolidated Financial Statements.

The Company’s Unaudited Condensed Consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company received FDA 510(k) approval through the substantial equivalence process for Class II medical devices for its main product, the Trachealator, in November 2021. A private placement was completed in the wake of the successful research and development (R&D) and subsequent regulatory approval in the prior financial year for $3,467,500. The Company recently embarked on obtaining various distribution contracts from principals to ensure a full sales basket and cash generation to sustain growth and product development in the near future.

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

b.	Foreign currency translation

1.	Translation of foreign subsidiary

The accounts of the foreign subsidiaries are translated into the reporting currency United States Dollar. Assets and liabilities are translated at year end exchange rates and income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

2.	Exposed to currency variations in subsidiary.

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income.

c.	Accounts Receivables

Allowance based on a review and management evaluation.

Accounts receivables are presented on the condensed consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit losses that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As at February 28, 2023 no allowance had been recognized as our United States roll-out had only begun and we therefore did not have sufficient sales history to make an assessment.

Allowance for Credit Losses – Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Company’s Unaudited Condensed consolidated balance sheets. Our accounts receivable is generated from the sales revenue. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. During the fiscal period, the Company adopted ASC 326 using the modified retrospective transition method and, as of November 30, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

An appropriate allowance for doubtful accounts has been recognized as of November 30, 2023, and February 28, 2023, respectively. Exports out of South Africa are done on a pre-payment basis with exception of one customer whose account was settled in full post quarter end. Sales inside South Africa are conducted through DISA Lifesciences whose account was settled in full after the end of the quarter. All sales in the United States were made for the first time during the first quarter and fully collected post quarter within terms.

d.	Revenue recognition

The Company generates revenues through two distinct revenue sources:

1.	From the sale of high-quality medical devices which are self-manufactured through in-depth research and development; and
2.	Through the distribution of finished products on behalf of other principals around the world into pre-agreed territories which are usually exclusive territories granted by such principal.

Revenue from the sale of self-manufactured products

These products are developed in-house.

The Company’s clients are billed based on a pricelist that are agreed   upon in each customer contract, orders are shipped on a per order basis from the Company’s warehouse with Free-on-Board Inco terms, therefore the client assumes the risk of the sale at delivery and at the point of invoice, which will incur within 72 hours of delivery.

Revenues relating to the self-manufactured products are recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•	identify the contract with a customer,

•	identify the performance obligations in the contract,

•	determine the transaction price,

•	allocate the transaction price to performance obligations in the contract, and

•	recognize revenue as the performance obligation is satisfied.

Revenue from the distribution of products

The distribution products are sold via a network, which consists of a mixture of sub-distributors and in some instances a direct sales force. The Company’s clients are billed based on a pricelist that are agreed upon in each customer contract, orders are shipped on a per order basis from the Company’s warehouse with Free-on-Board Inco terms. The Company’s sub-distributors order from the Company on the same basis as its customers and have no preferential return rights on their inventory orders, therefore the client assumes the risk of the sale at point of invoice.

Revenues relating to the distribution products are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•	identify the contract with a customer,

•	identify the performance obligations in the contract,

•	determine the transaction price,

•	allocate the transaction price to performance obligations in the contract, and

•	recognize revenue as the performance obligation is satisfied.

Goods delivered to a consignee pursuant to a consignment arrangement are not considered sales, and do not qualify for revenue recognition. Once it is determined that substantial risk of loss, rewards of ownership, as well as control of the asset have transferred to the consignee, revenue recognition would then be appropriate, assuming all other criteria for revenue recognition have been satisfied.

For both revenue streams

The Company has two operating segments, inside the United States and outside the United States. These sales are split by these territories and further segregated into the specific revenue streams sold into these territories.

The Company has no contract assets or liabilities representing accrued revenues that have not yet been billed to the customers due to certain contractual terms, because of the fact that orders are placed, invoiced, and shipped on a per order basis as and when the clients require additional inventory. All revenue is recognized at a specific point and time.

Under ASC Topic 606, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue at point of sale when risks and rewards are transferred to the customer. There are no contract revenue agreements that would need to be recognized over time and the point of risks and rewards being transferred is very clear.

Payment Terms

Our payment terms vary per segments; export sales made from within South Africa are subject to prepayment, where accounts are granted. They generally have payment terms of 30 days from statement and sales made inside the United States are 45 to 60 days. Terms can be extended by the Company when it deems the business case and credit worthiness of the customer is strong enough. The time between a customer’s payment and the receipt of funds is not significant. The Company’s contracts with customers do not result in significant obligations associated with returns, refunds, or warranties. Payment terms are generally fixed and do not include variable revenues.

The Company sells a significant amount to DISA Vascular Distribution trading as DISA Life Sciences. For the quarter ending November 30, 2023, 79% (November 30, 2022: 64%) and for the nine months ended November 30, 2023, 66% (November 30, 2022: 66%) of the Company's total revenue is derived from this single customer in the distribution environment in South Africa.

e.	Research and development

All research and development expenses are expensed as incurred and are included in operating expenses.

f.	Earnings per share

Basic earnings per share

Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding during each year.

g.	Payables

One major European Cardiac supplier constitutes 68% (0% in prior period) of the total Cost of Goods Sold.

h.	New accounting pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances transparency surrounding the use of supplier finance programs. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The amendments require certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective for both public and private joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. Entities may elect to apply the guidance retrospectively to joint ventures with a formation date prior to January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions.

1. The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet.

2. The nature and remaining duration of the restriction(s).

3. The circumstances that could cause a lapse in the restriction(s).

This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures as disclosed in Note 20.

In December 2023, the FASB issued ASU 2023-09, " Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures and the Company is in a loss position and not incurring any tax expenses.

All other ASUs issued and not yet effective for the three months ended November 30, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

Fair Value Measurements

The Company reports all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the Unaudited Condensed Consolidated financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

On November 30, 2023, and February 28, 2023, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. The Company’s current and long-term debt arrangements are classified as level 2 financial instruments.

Property, plant and equipment

Property, plant and equipment consist of the following:

	November 30, 2023 $	February 28, 2023 $
Leasehold improvement	18,606	19,134
Computer equipment	148,518	152,731
Computer software	56,935	58,551
Office equipment	7,073	7,273
Furniture and fixtures	100,721	103,578
Motor vehicles	12,103	12,446
Small assets	13,756	14,146
Plant and machinery	1,074,571	1,104,182
Laboratory equipment	243,098	249,995
Total cost	1,675,381	1,722,036
Foreign currency adjustment	46,131	90,379
Total accumulated depreciation	(1,379,543)	(1,405,542)
Total	341,969	406,873

Depreciation expenses totaled $17,397 for the quarter, $54,664 for the nine months ending  November 30, 2023, and $16,932 for the quarter and $64,153 for the nine months ending November 30, 2022.

There were immaterial cash additions of $851 for the three and nine months ending November 30, 2023, and there were additions of $57,042 for the nine months ending November 30, 2022. These additions in the prior period were to support the scale and growth expected in sales by launching the Trachealator product into the territory of the United States of America.

Depreciation Allocation to Cost of Goods Sold:

A portion of the depreciation expense related to Property, Plant, and Equipment has been allocated to the Cost of Goods Sold. This practice is in accordance with the company's accounting policy, which recognizes a portion of the depreciation expense as part of the cost of producing goods.

The allocation of depreciation to Cost of Goods Sold is based on the estimation of the assets' usage in the production process. This method is employed to better match the cost of assets with the revenue generated during the period.

Depreciation of $18,215 was allocated to Cost of Goods Sold for the nine months ending November 30, 2023. For the nine months ending November 30, 2022 $11,293 was allocated to Cost of Goods Sold.

For the quarter ended November 30, 2023 depreciation of $5,793 was allocated to Cost of Goods Sold compared to $6,603 in the prior year quarter ended November 30, 2022.

Other current assets

	November 30, 2023 $	February 28, 2023 $
Tax and statutory refunds	60,794	166,643
Prepayments	64,640	—
Other receivable	1,410	—
Total	126,844	166,643

Inventory

Inventory consists of the following:

	November 30, 2023 $	February 28, 2023 $
Finished goods	498,654	59,004
Raw material	156,597	288,030
Work in progress	67,425	34,356
Less provisions for obsolescence	(10,405)	(27,086)
Total	712,271	354,304

Loans and notes receivable

	November 30 2023 $	February 28 2023 $
Innovative Outcomes	629,458	605,130
Allowance for impairment	(629,458)	—
Total	—	605,130

The Company entered into a revolving credit facility with Innovative Outcomes for up to $750,000 to support the launch of the Trachealator in the US. However, due to a strategic shift, the Company fully reserved for the note receivable during the quarter ended November 30, 2023, as the planned combined network and infrastructure with Innovative Outcomes was no longer aligned.

Loans payable

Loans from related parties

Loans payable consists of a $1,580,514 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical Proprietary Limited (“Minoan Medical”). This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec   on March 2, 2022, the Company assumed this liability The Company has a period of 3 years after the IPO date or a date at which the Company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The Minoan Medical loan decreased by $282,552 during the quarter ended November 30, 2023.

The prevailing prime lending rate on the quarter ending November 30, 2023, in South Africa is 11.75%. The interest charged for the quarter was $56,645 and $172,889 for the nine months. A 1% movement in the interest rates constitutes a value of $1,341 on a quarterly basis and $17,288 for the nine months ending November 30, 2023. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa and therefore complies with the arm’s length definitions in ASC 850-10-50-6.

The loan can be settled in cash or any other form of equivalent. Under statutory banking regulations, the South African Reserve Bank would need to approve any settlement made by Medinotec Inc on behalf of its subsidiary DISA Medinotec.

Minoan Medical’s ultimate beneficial owner is the CEO of the Company, Dr. Gregory Vizirgianakis, and is used to hold his medical investments and exports of which DISA Medinotec was one of these investments before it was transferred into the Company. Pieter van Niekerk (CFO) also serves as a director for Minoan Medical.

Operational charges are charged to the Minoan Medical loan account.

	November 30 2023 $	February 28 2023 $
Minoan Medical Proprietary Limited	1,580,249	1,862,793
Minoan Capital Proprietary Limited	265	273
Total loans payable	1,580,514	1,863,066

Accounts payable and accrued expenses

Accounts payable consist of the following:

	November 30	February 28
	2023	2023
	$	$
Trade accounts payable	270,695	53,615
Accrued payroll, payroll taxes and vacation	15,943	6,995
Royalties payable	35,664	10,701
Provision for income tax	12,300	—
Total	334,602	71,311

Commitments

a.       Leases and deferred rent

The Company leases office and warehouse space under noncancelable operating lease agreements, which became effective on August 1, 2023, for a period of 3 years, terminating July 31, 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Consolidated entities facilities.

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the lease term. For these leases, the Company recognizes the related rental expense on a straight- line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. As of November 30, 2023, $0 had been accrued.

Rent expense under the agreement was $23,391 for the quarter ending November 30, 2023. Rent commitments, before considering renewal options that generally are present, were as follows:

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

As of November 30, 2023, there were no known material litigation or claims against the Company.

Stockholders' equity

a.       Authorized and issued stock by period

Authorized:

As of November 30, 2023, Medinotec Inc., the parent Company, had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise of warrants, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of November 30, 2023, Medinotec Inc., the parent Company, had 20,000,000 shares of preferred stock authorized and available to issue.

	November 30 2023 $	February 28 2023 $
Common stock	11,734	11,734
Common stock additional paid in capital	3,296,391	3,296,391
Total	3,308,125	3,308,125

Income taxes

c.       Provision for income taxes

The components of income tax expense are as follows:

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023 $	November 30, 2022 $	November 30, 2023 $	November 30, 2022 $
Tax from operations
Current	—	—	12,300	—
Foreign	63,022	19,560	50,183	(30,905)
Total	63,022	19,560	62,483	(30,905)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	$	$	$	$
Tax at federal statutory rates	21	21	21	21
Deferred taxes and timing differences	(6)	3	(7)	(11)
Total	15	24	28	10

No uncertain tax positions have been identified for the current or comparative period.

a.       Deferred taxes/Future income tax assets and valuation allowance

Significant components of the Company's future tax assets are as follows:

	November 30 2023 $	February 28 2023 $
Leave pay provision	2,224	3,102
Tax credits assessed by tax authorities	36,877	105,849
Provision for credit losses	5,011	—
Provision for stock obsolescence	2,147	—
Provision for Royalties	9,629	—
Total	55,888	108,951
Net deferred/future tax asset	55,888	108,951

Deferred tax assets refer to assets that are attributable to differences between the Condensed Consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income. The current nine months ending November 30, 2023, the Company is approaching its breakeven point with marginal profitability. The on boarding of various planned new products as discussed in the post balance sheet events note is expected to change the profitability of the Company materially into the future and therefore the deferred tax assets on the tax losses will be utilized as these profits build up over time.

Related party transactions

The following table shows the transactions that the Company’s directors, executive officers, holders of 5% or more of any class of our capital stock have had with respect to a direct or indirect material interest in the Company.

Related Party Summary

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan and Sales	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner
DISA Vascular Distribution Proprietary Limited trading as DISA Lifesciences	Sub-distributor appointed by DISA Medinotec Proprietary Limited for Africa	Sales Income	Pieter van Niekerk – Serves as independent non- executive according to distribution agreement.	n/a external third party
Pieter van Niekerk resigned as a non- executive director on October 14, 2022 and therefore the related party relationship ceased to exist on the same date.
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

a.       Rent

DISA Medinotec leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is fully owned by the Chief Executive Officer of the Company, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Company, also serves as a director on Minoan Medical.

The lease agreement was renewed, effective August 1, 2023, for a period of 3 years, terminating July 31, 2026.

Set forth below is a table showing the Company’s rent paid and accounts payable for the quarters ended November 30, 2023, and 2022, with Minoan Capital:

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	$	$	$	$
Rent expense	7,797	13,957	23,650	32,309
Total	7,797	13,957	23,650	32,309

Reporting Segments and Disaggregated Revenue

The Company has two reportable segments that comprise the structure used by the Company to make key operating decisions and assess performance. The Company’s reportable segments are operating segments that are differentiated by the activities that each undertakes and the products they manufacture and market (referred to as business segments). Each business utilizes the same technology, manufacturing, and marketing strategies, but differs by geographical region only.

Our reportable segments from a geographical perspective are segmented within the territory of the United States and outside the United States. From a product sales perspective, management separately considers the activities in these geographies on a segmental basis. The Company manufactures and sells medical devices in two divisions namely: sales inside the United States (Domestic) and sales outside the United States (International). This is further segmented into “Internally Designed/Manufactured Sales” and “Distribution Agreement Sales” Internally Designed/Manufactured sales represents sales made of products for which the Intellectual know how was created within the Company where the Company has distributed products on behalf of other principals the sales are categorized as Distribution Agreement Sales. No further segmentation is currently required by the Company due to the fact that all sales of the business regardless of segment are in the cardiovascular and upper airway health care market.

The financial information of the Company’s reportable segments is used for the purpose of making decisions about allocating resources to the segment and assessing its performance.

Operating segments are reported in a manner consistent with the internal reporting provided to the Company, which is responsible for allocating resources and assessing the performance of the operating segments.

Income statement measures applied

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	$	$	$	$
Inside United States of America	131,225	—	415,518	—
Outside United States of America	1,871,322	387,989	2,354,029	720,339
Total	2,002,547	387,989	2,769,547	720,339

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	526,519	387,989	1,009,226	720,339
Distribution Agreement Sales	1,344,803	—	1,344,803	—
	1,871,322	387,989	2,354,029	720,339
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	131,225	—	415,518	—
Total	2,002,547	387,989	2,769,547	720,339

The Company sells a significant amount to DISA Vascular Distribution Proprietary Limited trading as DISA Life Sciences (“DISA Lifesciences”). For the quarter ending November 30, 2023, 79% (November 30, 2022: 64%) and for the nine months ended November 30, 2023, 66% (November 30, 2022: 66%) of the Company's total revenue is derived from this single customer in the distribution environment in South Africa.

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	$	$	$	$
Depreciation and amortization
Inside United States of America	—	—	—	—
Outside United States of America	$17,397	16,932	54,664	64,153

Subsequent events

There were no subsequent events for the quarter ending November 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

Medinotec Inc. established Medinotec Capital Proprietary Limited in South Africa as a wholly owned subsidiary, which in turn acquired DISA Medinotec, after successfully proving that a private placement of a minimum of $3 million was feasible.

Medinotec Capital Proprietary Limited acquired DISA Medinotec (therefore establishing the Medinotec Group of Companies), a South African based medical device manufacturing and distribution company.

In 2018, DISA Medinotec developed its most innovative product to date – the Trachealator. This award-winning (Medical Design Excellence Awards – Gold Winner 2021) balloon catheter was developed to address an as-yet unmet supply need in the specialty of advanced airway management, more specifically tracheal dilation. That makes this innovative product in the Company’s opinion a world first in its ability to dilate a patient’s airway while maintaining ventilation to the patient without obstructing his/her airway.

This life-saving device has quite literally changed the way that tracheal and, to a degree, bronchial stenosis, is managed in extremely ill patients. This is especially true in a post Covid-19 world where tracheal stenosis due to extended tracheal intubation is becoming an ever more frequent pathology encountered by surgeons.

In management’s opinion, the Company is currently considered a global leader in tracheal non-occlusive airway dilation technology. This belief of management was formed on the fact that there are a number of airway dilation balloons that are offered for the management of tracheal stenosis, but to the Company’s knowledge all of them are occlusive in nature. The fact that the Trachealator is a non-occlusive airway solution, allowing for continuous ventilation during dilation, results in management believing that the Company could be regarded as a global leader in this technology.

Other products manufactured by the Company include:

•	The “Cape Cross PTCA Catheter”: The Company also designed and developed a range of semi-compliant coronary PTCA balloon catheters known as the Cape Cross, which attained a CE Mark and are marketed around the world and in South Africa, becoming a widely used interventional balloons in the market. A PTCA balloon catheter (also known as a Plain Old Balloon Angioplasty [“POBA”] catheter) is inserted either from the groin or the arm and threaded through the blood vessels, through the aorta into the heart. The cardiac surgeon and/or interventional cardiologist will move the catheter to the blocked artery (plaque). The balloon part of the catheter is inflated to open the blockage in the artery, after which the balloon is deflated, and the entire catheter withdrawn and removed. If this procedure is not effective enough to open the artery, a coronary stent will be placed inside the diseased area of the artery.

•	Cape “Cross Non-Compliant (“NC”)” : Catheter on the back of the Cape Cross, the Cape Cross NC Catheter was developed for post dilation purposes. The product has become a mainstay of our cardiology range. It is CE Marked and widely used in South Africa. After a stent is placed in an artery, it is followed up by moving a NC catheter to the site where the stent was placed. The NC catheter balloon part is then inflated inside the stent. This is done to “seat” the stent inside the artery wall. In other words, if the stent was not optimally placed, the NC Catheter can be used to make the stent fit “snugly” against the artery wall to avoid dislodgement and movement of the stent after placement.

•	The OUTFLO: Aortic Perfusion and Dilation Catheter, a non-occlusive perfusion balloon to allow the expansion of the aortic valve (“BAV” or Balloon Aortic Valvuloplasty) without impeding the cardiac output, which is currently in the mid stages of research and development and could potentially be used to post-dilate the artificial valve in Transcatheter Aortic Valve Implantation (“TAVI”), a rapidly growing market, without the need for pacing.

•	A highly specific, niche Chronic Total Occlusion (“CTO”) Catheter of 1mm in diameter: This micro balloon catheter addresses an extremely specific market need for difficult coronary cases and may cement in our opinion a position as one of the leading specialized coronary balloon catheter manufacturers in the world.

•	A new self-expanding, temporary, silicone Tracheal Stent to be used in conjunction with the Trachealator in the treatment of tracheal stenosis. The complimentary nature of this product will build on our current expertise in the field of advanced airway management and provide the surgeon with additional treatment options for complicated Airway Stenosis cases.

The Epistaxis: an inflatable non-occlusive balloon nasal catheter has been designed for fast control of intranasal bleeding. The preliminary clinical trials conducted were in the Company’s opinion satisfactory.

The following distinct and finite developmental phases / stages are applicable to all the Company’s product pipeline, namely:

1)	R&D

2)	Pre-production prototyping

3)	Testing

4)	Production

5)	Clinical trials

6)	MDR/CE Mark accreditation

7)	Local marketing & selling

8)	International sales outside the United States

9)	FDA 510 (k) approval

10)	Sales to the United States

The products described have reached the following stages:

Trachealator:	From humble beginnings, the Company is pleased to report that it has supplied over 400 Trachealators, both in private and academic hospitals throughout the United States of America.
FDA listing registration for Medinotec Inc was obtained.

Cape Cross PTCA Catheter:	FDA 510(k) clearance pending.

Cape Cross NC Catheter:	FDA 510(k) clearance pending

OUTFLO Aortic Perfusion Dilatation Catheter	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials, Application or MDR CE Mark Accreditation has been submitted. FDA 510 (K) clearance in progress.

Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials MDR/CE Mark accreditation application has been submitted.

Tracheal Stent:	R&D

Epistaxis Catheter	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials.

Results of Operations for the Three and Nine Months ended November 30, 2023, and 2022

Medinotec Inc. was formed in Nevada and is a holding company and is currently facilitating the sales of all products in the United States directly. Therefore, over time, as we implement our business plan and realize commercial operations in the United States, we believe Medinotec Inc. will become the primary operating company within the Medinotec Group of Companies and the South African DISA Medinotec will be the manufacturing platform for the operations in the United States of America and other countries.

Revenue

The Company’s revenue for the quarter ended November 30, 2023, was $2,002,547, compared to $387,989 in revenue being recorded in the comparative quarter for the prior year. The Company’s revenue for the nine months ended November 30, 2023, was $2,769,547, compared to $720,339 in revenue being recorded in the comparative nine months in the prior year.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Three months ended (unaudited)		Nine months ended (unaudited)
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	526,519	387,989	1,009,226	720,339
Distribution Agreement Sales	1,344,803	—	1,344,803	—
	1,871,322	387,989	2,354,029	720,339
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	131,225	—	415,518	—
Total	2,002,547	387,989	2,769,547	720,339

Revenue increased in comparison to the prior year by $1,614,558 for the quarter and by $2,049,208 for the nine months. The reason for the higher sales growth was due to new distribution agreements the Company entered into. This led to increased revenues in South Africa. In addition, the Company realized sales for its Trachealator in the United States for the three and nine months ended November 30, 2023, with no such sales inside the United States for the prior year periods.

The increase for the sales category “Internally Designed/Manufactured ” which includes the Trachealator product in both the outside and inside United States territories, is substantiated by the roll out of this product as our lead product in the non-occlusive tracheal dilation market and the increase in its popularity and use within these territories.

No revenue was generated by affiliations to related parties during the three or nine months ending November 30,2023.

Cost of Goods

The Company recorded cost of goods of $1,138,628 for the quarter ending November 30, 2023, up from $164,685 for the quarter ending November 30, 2022. For the nine months ending November 30, 2023, the consolidated entities recorded cost of goods sold of $1,298,116, up from $300,142 for the nine months ending November 30, 2022.

The most material change in the increase in the cost of goods, is that it functions in a direct correlation to sales and therefore the cost of goods followed the same upward trend as sales.

Due to the fact that distribution revenues are distributed at lower gross profit margins than internally designed products, there has been a substantial increase in the cost of goods, which has a direct correlation to the amount of distribution sales generated. The Rand weakened from an average conversion rate of 1$: 17.9 (2022) to 1$: 18.81 (2023) a 5% decline against the US Dollar. Therefore, even though on the face value it seems like cost of sales per unit decreased on a three- and nine-month basis from FY 2022 to 2023 it includes a positive conversion adjustment of approximately $61,435 for the quarter ending November 30, 2023, and a foreign exchange conversion of $69,410 for the nine months ending November 30, 2023. The Rand was very volatile against the US Dollar in the past two fiscal reporting periods.

No related party transactions are recorded in cost of sales for both quarters and nine months ending November 30, 2023 and 2022.

Operating Expenses

The Company’s operating expenses were $606,009 for the quarter ended November 30, 2023, up from $197,805 for the quarter ended November 30, 2022. The Company’s operating expenses were $1,116,936 for the nine months ended November 30, 2023, up from $615,288 for the nine months ended November 30, 2022.

The South African Rand weakened from an average conversion rate of 1$: 17.9 (2022) to 1$: 18.81 (2023) a 5% decline against the US Dollar. Therefore, this will cause an expense decrease/improvement of 5% on the operating expenses due to dollar strength within the conversion rate applied. This is estimated at a value of $30,300 for the quarter ending November 30,2023 and $47,800 for the nine months ending November 30,2023.

After considering the effects of the foreign currency exchange, the remaining changes are mainly attributable to the General and administrative expenses   that, together with the Compliance cost, showed a step cost increase to support the higher sales figure mainly due to the new revenue stream of the cardiology distribution business in South Africa for the nine months ended November 30, 2023.

	Three months ended (Unaudited)				Nine months ended (Unaudited)
	November 30, 2023	November 30, 2022	Value Change		November 30, 2023	November 30, 2022	Value Change
	$	$	$	% Change	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	11,604	10,329	1,275	12%	36,449	52,860	(16,411)	(31)%
General and administrative expenses	552,342	159,822	392,520	246%	951,786	461,794	489,992	106%
Research and development expenses	2,728	6,405	(3,677)	(57)%	16,846	62,356	(45,510)	(73)%
Selling expenses	39,335	21,249	18,086	85%	111,855	38,278	73,577	192%
Total operating expenses	606,009	197,805	408,204	206%	1,116,936	615,288	501,648	82%

Due to the number of territories entered during the year, there was also an increase in general compliance costs to list products in these countries and to provide initial training and marketing into these countries.

Limited R&D activities were conducted in this quarter due to the focus on rolling out the Trachealator in the United States which consumed all production and testing resources. R&D activities have resumed and are expected to increase for the rest of the year.

General and administrative expenses showed significant growth mainly due to increases in independent contractor fees   in the United States and higher staff compliment of 25 sales representatives in for the new Cardiology distribution Revenues.

Other costs included but not as material: indemnity insurance and payments made to service providers as part of obtaining our quotation on the OTCQX markets and costs relating to the quotation on the OTC markets that will not be non-recurring in the future are estimated at $30,000 and all other costs will be repeated in the future.

A future expected major component that affects the operating expenses is the costs of compliance for the business. These costs increased significantly as we started to grow our product portfolio and are expected to rise as we enter new sales territories. Certain costs are once off in nature and others will be recurring. This will be determined after the markets have been entered and all regulatory requirements met.

	Three months ended (unaudited)		Nine months ended (unaudited)
	November	November	November	November
	30	30	30	30
	2023	2022	2023	2022
	$	$	$	$
Compliance cost	56,212	67,693	122,174	72,519

*Compliance costs are included in the General and Admin expenses line item.

Sales and Marketing expenses are becoming more significant to support the new Cardiology Distribution business in South Africa and to support the roll out of the Trachealator, an internally designed and manufactured product in the United States.

Related party expenses include $7,797 to Minoan Capital for rental expenses in the quarter ending November 30, 2023. The related party rental expenses in the quarter ending November 30, 2022, amounted to $13,957.

The rent charge is comparable to rent charged for similar properties in the same relative area. The company does market research of a minimum and a maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area. ASC 850-10-50-6.

Net Profit / Loss

The Company showed net losses of $429,371 and $503,248 for the three and nine months ended November 30, 2023, respectively, as compared with net losses of $36,341 and $289,077 for the three and nine months ended November 30, 2022, respectively.

The change is mainly attributable to the higher sales of the new cardiology distribution business in South Africa and increased sales of the Trachealator, an internally designed and manufactured product sold in the United States.

Also under non-operating expenses, a 1% movement in the interest rates constitutes a value of $1,606 on a quarterly basis and $14,454 for the nine months ending November 30, 2023. The interest charged for the three and nine months ending November 30, 2023, was $56,645 and $172,889, respectively. The interest charged for the three and nine months ending November 30, 2022, was $51,545 and $128,740, respectively.   This change is attributable to an increase in the prime lending rate and additional drawdowns on the loan. The company utilizes a trade finance facility with a reputable third-party trade finance company in South Africa, the effect of this is recorded in trade receivables and interest is incurred at prime plus 1% which is market related. This facility is unsecured, and this facility accounts for the difference in interest reported as related party and external interest paid within the Interest Expense line item.

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

Liquidity and Capital Resources

As of November 30, 2023, the Company had total current assets of $3,594,093 and total assets in the amount of $3,991,950. Total current liabilities as of November 30, 2023, were $336,190. The Company had working capital of $3,257,903 as of November 30, 2023. In comparison, as of February 28, 2023, the Company had total current assets of $3,369,487 and total assets in the amount of $4,490,432. Total current liabilities as of February 28, 2023, was $71,311. Consolidated, we had working capital of $3,298,167 as of February 28, 2023.

The research and development phase of the internally designed product lines have largely concluded. Therefore, we expect to see an increase in sales and marketing expenses, to build out of the territory of the United States. Combined with the Cardiology distribution contract business in South Africa.

A private placement was completed in the wake of the successful research and development and subsequent regulatory approval in the prior financial year for $3,467,500 and therefore the Company has enough cash reserves and working capital to fund the roll out in the market of the United States including new research and development activities and Marketing and Sales functions.

The Company has obtained a significant distribution revenue stream in South Africa. These distribution products currently and in the future are expected to add to the product basket of the business and ensure more revenues are generated in the Company, which consists of more mature but also profitable products that will complement our in house developed products. The Company appointed DISA Lifesciences, a South African based sub-distributor, which already distributes the in house manufactured brands of Medinotec within the market territory of South Africa. This sub-distributor will facilitate sales into the territory of South Africa while the main focus of the business unit still remains development of products for which it owns the IP, while the distributor will perform the sales and marketing functions in this territory. Sales contributed for the quarter ending November 30, 2023, is $1,344,803.

The Trachealator  product obtained FDA approval in November 2022, which allowed the Company to sell this product into the United States of America. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and become payable later in the 2024 financial year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is not backed by any Trachealator  revenue streams anymore and does not change that Innovative Outcomes will still be liable for payment of this in the future Interest will accrue as normal until maturity date. Should payments be received this provision will be reversed with the same amount of cashflow received.

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

Our Unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator. During the quarter ending November 30, 2023, the Company also obtained cardiology distribution revenues in South Africa, which significantly contributed to the overall profitability of the Company.   With the research and development phase of most products completed, we expect to see an increase in sales being realized against the sales expenditure incurred.

Cash Flow movements

Operating activities provided cash of $101,232 for the nine months ending November 30, 2023, whereas operating activities used cash $848,140 for the nine months ending November 30, 2022. This is mainly due to an increase in sales and profitability with the incorporation of the new Cardiology distribution revenues in South Africa and the growth of the Trachealator sales in the United States since sales significantly increased year on year and quarter on quarter.

Financing activities used cash of $282,552 during the nine months ended November 30, 2023, and provided cash of $4,229,838 for the same quarter in the prior year. The increase in the prior year is mainly due to the private placement being concluded during which $3,467,500 was raised and capital raising fees of $169,375 were incurred. The outflow year to date is due to the part settlement of the related party borrowing from Minoan Medical. The loan account in favor of Minoan Medical decreased by $282,552 during the nine months ended November 30, 2023. In the prior year the loan account increased by $931,713 in the nine months ended November 30, 2022. The loan account is used to fund operational requirements.

Off Balance Sheet Arrangements

As of November 30, 2023, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting estimates are set forth in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

We are classified as an emerging growth company for our first five fiscal years after obtaining an IPO since our gross revenues does not exceed $1.07 billion, we have not issued over $1 billion in non-convertible debt over three years, and have not elected to become a large, accelerated filer. We also qualify as a small reporting company since our public float is below $250 Million and has less than $100 million in revenue. If a company qualifies as a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K, it may choose to prepare its disclosure relying on scaled disclosure requirements for smaller reporting companies in Regulation S-K. With the current information available the company expects to remain an Emerging Growth Company for at least five years.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position, or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes- Oxley Act as of the period ending November 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

2.  We do not have sufficient segregation of duties within accounting functions. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

3.  Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices, and based on the assessment represented a material weakness.

4.  There is a lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training in US GAAP and SEC rules and regulations to evaluate and appropriately record and disclose complex and/or unusual transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceedings to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

We have limited experience in marketing and sales and are in the early stages of building our sales channels in the life science market and internationally.

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with distributors across all of our key markets. During 2022, our distributors accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large distributors, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of distributors.

Competition for employees capable of selling expensive medical devices within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

In addition, the time and cost of establishing a specialized sales, marketing and customer service force for a particular product or service may be difficult to justify in light of the revenue projected to be generated by such additional personnel and resources. We also intend to add additional distribution partners in the life science market, and if we are unable to do so successfully, it will adversely impact on our ability to increase the revenue from our product offerings.

We rely on distributors for the sale of our products abroad and are entering into new agreements for the United States. We intend to continue to grow our business internationally and in the United States and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. We exert limited control over existing distributors under our agreements with them, and if their sales and marketing efforts for our products in their particular region are not successful, our business would be materially and adversely affected. Locating, qualifying and engaging additional distribution partners with local industry experience and knowledge will be necessary in at least the short to mid-term to effectively market and sell our platform in certain countries outside the United States. We may not be successful in finding, attracting, and retaining distribution partners, or we may not be able to enter into such arrangements on favorable terms.

Most of our distribution relationships are non-exclusive and permit such distributors to distribute competing products. As such, our distributors may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. Some of our distribution relationships are exclusive where the company is forced to rely on their efforts. Our distribution partners may compete against our inside sales force for sales opportunities. If current or future distributors do not perform adequately, offer competitive products, compete with our own sales staff, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.

We rely on a limited number of subcontractors to manufacture, assemble, package and production test our products, and the failure of any of these third-party subcontractors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test the vast majority of components of our products, and we must rely on third-party subcontractors to perform these services. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease, and our growth could be limited.

In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited the diversity of our suppliers and increased our risk of a "single point of failure." The lack of diversity of suppliers could also drive increased prices and adversely affect our results of operations, including our product gross margins.

We currently do not have long-term supply contracts with any of our third-party subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. None of our third-party subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. Our subcontractors may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. Other customers that are larger and better financed than we are or that have long- term agreements with these subcontractors may cause these subcontractors to reallocate capacity to those customers, thereby decreasing the capacity available to us.

Other significant risks associated with relying on these third-party subcontractors include:

•	reduced control over product cost, delivery schedules and product quality.

•	potential price increases.

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis

•	increased exposure to potential misappropriation of our intellectual property.

•	shortages of materials used to manufacture products.

•	capacity shortages.

See Risk Factors set forth in our annual report on Form 10-K for the year ended February 28, 2023, filed with the SEC on May 20, 2023.

We distribute commodity medical products on behalf of multinational firms for a substantial portion of our sales, and our failure to maintain and further develop these relationships could harm our business.

We act as a distributor on behalf of multinational firms, and we depend on these third-party contracts for cardiac commodity product inventory to consumers. Our distribution efforts for these other products, some of which are competitive with our own commodity products such as our Cape Cross NC and Cape Cross products, currently do and are expected to account for most of our net sales in the near future. These relationships are mostly non-exclusive and terminable upon a certain number of days’ notice. The loss of, or business disruption at, one or more of these firms or a negative change in our relationship with them, or a disruption to any one of our sales channels could have a material adverse effect on our business. If we do not maintain our relationship with these product suppliers or develop relationships with other firms for inventory to sell, the growth of our business may be adversely affected, and our business may be harmed. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of products successfully.

We may not be able to successfully implement our growth strategy for our own branded products as a result of the distribution efforts we engage in of outside product offerings we distribute for.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brand and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter distribution and other strategic arrangements with third-party retailers and other potential distributors of our products successfully compete in the product categories in which we choose to operate.

•	successfully compete in the product categories in which we choose to operate.

•	introduce new and appealing products and successfully innovate our existing products.

•	develop and maintain consumer interest in our brand; and

•	increase our brand recognition and loyalty.

We may not be able to implement this growth strategy successfully. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of consumer interest or brand awareness, and our high rates of sales and income growth may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Additionally, please see Risk Factors set forth in our annual report on Form 10-K for the year ended February 28, 2023 filed with the SEC on May 20, 2023.

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
Date: March 14, 2024
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: March 14, 2024
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

