Form 10-K
period 2024-02-29
Medinotec Inc.
filed 2024-07-05
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

Securities registered under Section 12(g) of the Exchange Act: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $3,662,854

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,733,750 shares as of June 1, 2024

i

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Medinotec,” “Medinotec Group of Companies” or “MDNC” refer to Medinotec, Inc., a Nevada corporation, and its wholly owned subsidiaries.

ii

PART I

ITEM 1.	BUSINESS

Company Overview

Medinotec Inc. was registered on April 26, 2021, in the State of Nevada. With an effective date of April 26, 2022, we acquired DISA Medinotec Propriety Limited, a South African corporation, from Minoan Medical Proprietary Limited ("Minoan"), a company incorporated in South Africa, and owner of all the capital stock of DISA Medinotec Propriety Limited. We accomplished the acquisition pursuant to the terms and conditions of a Share Exchange Agreement under common control with Minoan whereby we acquired all the capital stock of DISA Medinotec Proprietary Limited in exchange for the issuance of stock at par value and the transfer of the outstanding loan account.

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

Our History

Prior to the above, in 2015, DISA Vascular Distribution, an innovative medical device company that specialized in vascular technology for the treatment of coronary artery disease, was established. It was subsequently renamed DISA Medinotec Proprietary Limited. DISA Medinotec Proprietary Limited was situated in Cape Town, South Africa and had been developing stents for the international market since 1998. It has since produced high-quality medical devices through in-depth research and development capabilities (“R&D”) and a total commitment to patient care. Today the products are sold via a network of distributor partners both in South Africa and internationally.

A professional team consisting of our CEO and CFO was recruited to implement and execute the strategy, and an infrastructure of a large manufacturing facility was established, substantially increasing our manufacturing and warehousing capabilities.

Various distributors were appointed, and rights obtained to grow sales internationally, especially in Namibia and Mauritius, as well as the Middle East, Europe, South America, and portions of Asia. We have started establishing various networks to export and distribute our products in North America and other highly regulated countries such as, Australia, Japan, and China. The FDA approval that was granted for the Trachealator in November 2021 together with the concluded private placement allowed for the roll out in the United States which started during the 2024 fiscal year. During this period, 501 units were sold in the United States. In addition, we are finalizing multiple patent applications in several territories, which we believe will give us the ability not only to maintain our intellectual property but also to market our products aggressively.

The manufacture of medical devices for the treatment of vascular and airway diseases is now performed in our facility in Johannesburg, South Africa. Raw materials and components used in manufacture are sourced from a number of local and international suppliers to ensure continuity of supply while maintaining high quality and reliability. Procedures and processes are in place to ensure that these materials meet the regulatory requirements and comply to specifications, and suppliers are regularly evaluated to monitor their quality performance.

The core values of care, learning, continuous improvement, innovation, outstanding delivery, and relationship building are important to the success of our business. The quality of the manufactured products is achieved through careful selection of suppliers and the maintenance of good manufacturing practices, thereby mitigating risk.

Employees

As of February 29, 2024, the Medinotec Group of Companies employed 54 employees, which consists of full-time employees, part-time employees as well as independent contractors.

▪	Commercial team: Within the group of companies the Commercial team representing the products currently consists of 2 individuals responsible for all aspects of the sales process, including pricing, marketing, transportation and logistics, product development and general customer service and training.

▪	Sales team: The team is organized by both region and end-market and comprises a group of experienced and dedicated team members who understand the industry and who are experts in their various medical fields. The team is led out of the Johannesburg head office and is regionally positioned in the major medical markets across South Africa. As the Company makes decisions to enter or expand its presence in certain markets or regions, it expects to continue to add dedicated team members to support that growth, the company currently has seventeen dedicated sales members in the United States and this number is expected to increase as the sales grow and regulatory and administrative hurdles are cleared to allow further revenue expansion.

▪	Marketing team: This team coordinates all new and existing customer outreach efforts and identifies emerging market trends and new product opportunities. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in both regional and international industry meetings and other trade associations and managing advertising efforts in trade journals.

▪	Transportation Warehouse and Logistics team: The team manages domestic and international shipments and product deliveries by directing inbound and outbound ocean vessels and flights, supervising equipment maintenance, coordinating with freight carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth. This team also ensures storage and shipping happens in accordance with the quality requirements of each product.

▪	Technical team: The team services and maintains all major equipment utilized in manufacturing.

▪	Customer Services team: This team is dedicated to creating an exceptional customer experience and making it easy to do business with us. It aims to accomplish this by consistently exceeding customer expectations, continually improving service performance, offering efficient and timely responses to customer needs, being available to customers 24/7, and providing customers with personal points of contact.

These functions are supported by various back-office functions including, but not limited to, R&D, Quality, Finance, Admin and Regulatory staff.

Attracting the right talent is vital to the success of the Medinotec Group of Companies, and the contribution they make to the business is highly valued. Our focus on attracting the most competent and suitable people to operate in a rewarding work environment is a priority, particularly in the highly competitive labor market in which we operate.

The below table shows   the approximate number of employees and independent contractors, the employment status as full or part time, and the employer within the Medinotec Group of Companies. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Employer	Number of full-time employees	Number of part-time employees	Number of independent contractors
Medinotec Inc.	2*	1	16
Medinotec Capital Proprietary Limited*	2*	2	—
DISA Medinotec Proprietary Limited	33	—	—
Total	35	3	16

* Executives employed by Medinotec Inc. and Medinotec Capital Proprietary Limited are the same individuals.

Group Contractors

DISA Medinotec Proprietary Limited successfully secured multiple distribution contracts from renowned international medical device companies, collectively referred to as the Cardiology distribution business. These contracts were awarded following adjudication by independent international third-party medical device companies. The introduction to these esteemed companies was facilitated by Minoan Medical Proprietary Limited, the previous distributor, before DISA Medinotec assumed responsibility. This transition underscores DISA Medinotec's strategic prowess in expanding its portfolio and underscores the collaborative efforts within the medical device distribution sector. These distribution products currently and in the future are expected to add to the product group of the business and help to achieve increased revenues, which consists of more mature but also profitable products that will complement our in house developed products. The Company appointed DISA Life Sciences, a South African based sub-distributor, which already distributes the in house manufactured brands of Medinotec within the market territory of South Africa. This sub-distributor will facilitate sales into the territory of South Africa while the principle focus of the business unit remains the development of products for which it owns the IP, while the distributor will perform the sales and marketing functions in this territory.

The Trachealator product obtained FDA approval in November 2021, which allowed the Company to sell this product into the United States. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this facility to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and become payable later in the 2024 financial year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is not backed by any Trachealator revenue streams anymore and does not change that Innovative Outcomes will still be liable for payment of this in the future Interest will accrue as normal until maturity date. Should payments be received this provision will be reversed with the same amount of cashflow received.

Two of the most valuable assets the Medinotec Group of Companies has is its long-term customer relationships and its strong distribution and marketing network. Through its distribution partnership, the Group has a network of over 100 sales representatives, who cover approximately 60% of all hospital theatre floors on a weekly basis in South Africa. The Group plans to replicate such a network in the US.

The Group has historical reliance on two related parties for sales into South Africa: there is reliance on DISA Life Sciences Proprietary Limited (“Disa Life Sciences”) as a customer; and for exports out of South Africa there was historical reliance on Minoan Medical. These relationships provide the Group with more than 100 sales representatives in the South African Market.

Sales between the Medinotec Group and DISA Life Sciences will continue into the future due to the vast distribution arm of DISA Life Sciences within South Africa. The Group’s expectation is to reduce reliance on the South African markets for customers and accounts as the Group endeavors to expand and enter into international first world markets. However, there is no guarantee that our plan will result in a decrease in reliance on DISA Life Sciences for customers and accounts. As with any expansion effort, there are barriers to entry and outside factors, such as regulatory approval, competition, among others, that may prevent us from entering such markets. As such, there is a risk that the concentration of customer issue will remain an ongoing issue unless we are successful in overcoming barriers to entry, competing with those in our markets and achieving regulatory approvals, none of which can be guaranteed.

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

Reliance on Other Parties

The Medinotec Group of Companies in the past focused solely on product development and manufacturing and therefore outsourced its sales function to two parties namely Minoan Medical Proprietary Limited and DISA Life Sciences. This was done to preserve funds for R&D and manufacturing and to ensure the products that get developed are launched effectively.

▪	DISA Life Sciences is, as per management’s best estimation, one of the top 5 medical device distributors in South Africa and has a far reaching sales and marketing component to their business, DISA Medinotec partnered with DISA Life Sciences to create a market for the products in South Africa, due to the reach of this distributor, DISA Medinotec was able to reach its budgets and break even scenarios on products much faster than it would have attempting to launch on their own. DISA Life Sciences uses its own sales force and certain sub-contractors to penetrate the South African market. After we took exports in house the DISA Life Sciences relationship consists of supplying products in South Africa.

Please refer to the related party footnotes in the financial statements and as disclosed in the Section of this Annual Report, entitled, “Certain Relationships and Related Transactions, and Director Independence” where the nature and flow of transactions between each of these parties have been disclosed in detail.

Our Business Strategy

As we are currently operating in various markets, the below provides a brief overview of the Company structure as well as each individual entities’ role within the Company:

Medinotec Inc

The company was incorporated in Nevada in April of 2021. Currently this company houses the directorship and management of the business and owns the subsidiary, Medinotec Capital Proprietary Limited, which in turn wholly owns DISA Medinotec Proprietary Limited. Medinotec Inc. facilitates all sales into the United States.

Medinotec Capital (Pty) Ltd

This company was established and incorporated by Medinotec Inc. to establish an investment holding company on the continent of Africa. The intention in the future will be that the same structure gets established for any continent on which Medinotec Group of Companies would like to expand into. Consolidating all African investments under one holding company simplifies the transfer pricing policies inter group and would ensure a lower risk of breaching any transfer pricing regulations set by African regulators

Disa Medinotec (Pty) Ltd

This is the operational company acquired by Medinotec Capital in March of 2022. This company manufactures and develops the products that are sold to Medinotec Inc. It is a medical device manufacturing and distribution company with distribution channels predominately in South Africa, but also in the Middle East, South America, Europe and portions of Asia, with plans to enter the markets in North America and other FDA comparable countries such as Australia, Japan and China.

Our objective is to become one of the significant industry players within the next five years. We plan to achieve this by:

1.	growing our product range;
2.	building our competences; and
3.	through making strategic acquisitions.

Our strategy includes investing in the entire value chain ranging from the importation of raw materials, manufacturing capabilities and the marketing and selling of products, through to the distribution of our products to customers via our sales network.

A high-level overview of our strategy follows on page 4, which is followed by a discussion on how we implement this strategy.

5

Our Strategic Differentiators

We attribute our success to the following key strengths:

▪	Commitment to innovation: We are dedicated to continuing to develop patentable products and offerings through R&D.

▪	Experienced management team: The members of the Company’s management team bring considerable experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge. The Company has assembled an agile, creative, and responsive team that can quickly adapt to changing market conditions

▪	Extensive geographic footprint: We believe that the strategic location of our facilities and logistics capabilities contribute to our customer retention rates and our ability to reach broader market segments.

▪	Low-cost operating structure: We focus on building and operating facilities with low operating costs to enable us to better manage market downturns.

▪	Strong relationships with customers: We have a long and enviable track record of timely delivery of products, which contributes to a reputation for dependability. Our extensive network of technical resources and other expertise enables us to collaborate with customers to develop product offerings to improve their satisfaction.

▪	Extensive knowledge of setting up distribution channels: We have various exclusive distribution agreements in place with distributors to ensure these distributors include our products into an extensive product mix, which includes some of the most innovative and cutting-edge technologies available today.

▪	Focus on safety and wellbeing: We focus on the safety of our employees and our patients and maintain safe and responsible operations. We are known in the communities in which we operate as a preferred employer and as a responsible corporate citizen.

The Three Pillars of our Strategy

1.	Innovate and Grow our Product Range

DISA Medinotec Proprietary Limited established itself as a highly successful company that has been investing heavily in creating its own IP, as well as the R&D and manufacturing techniques involved in producing unique niche medical devices, thereby creating a value base that is ready to enter advanced high-value markets in North America.

The approach, agility and excellent production capabilities have allowed DISA Medinotec Proprietary Limited to capitalize on key medical trends, while an in-depth market knowledge and understanding have enabled anticipation of market needs well in advance. This, combined with accelerated product development, innovation, and speed to market, with a focus on cost reduction, equipment upgrades and low-cost facilities, has proved to be a recipe for success.

We currently have three products that are commercially available and a rich pipeline of developmental projects. We currently derive most of our profits by selling these products in South Africa, leaving ample room to grow the basket offering that sales personnel take to the market. Our plan is also to constantly innovate and enhance our product range to ensure our competitiveness.

The products are generally targeted at more complex, specialized surgical cases and are specifically relevant in medical centers of excellence. During 2018, DISA Medinotec Proprietary Limited recognized the need to become a significant player in manufacturing in reaction to the risk of price sensitivity.

DISA Medinotec Proprietary Limited currently specializes in niche products within the disciplines of cardiology and respiratory interventions in which we are involved in medical device design, development, manufacture, all supported by a well-trained and educated sales and distribution channel. The specialty areas include:

▪	Interventional Cardiology, which involves surgery performed on the heart and vessels to correct life-threatening conditions. The surgery is performed by minimally invasive intravascular methods depending on the condition to be corrected.

▪	Interventional Endolaryngeal Endoscopy, which involves balloon dilation to treat suitable airway stenosis by ENT surgeons and anesthetists.

The focus of our expansion is on markets with surgical centers of excellence, including the Middle East, Europe, and the US, with the aim of:

▪	increasing the number of surgeons endorsing and using our products, not necessarily through sales, but through skills transfer;
▪	increasing the number of procedures conducted; and
▪	solidifying key opinion leader support and publications related to the use of our products during procedures.

In addition, we appointed and trained various distributors in the Middle East, Europe, portions of Asia and South America, with several training initiatives also held in the USA where FDA approval have been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices. This has enabled us to start sales in the USA.

The Medinotec Group’s growth plan is determined by the surgical devices market, which is currently the main contributor to sales. The sector is expected to achieve a compound annual growth rate (“CAGR”) of nearly 6.5% during the period 2017-2025. (Source: Mordor Intelligence.) Moreover, healthcare in developing countries – our primary target market – is undergoing rapid changes. The growing population in these countries is likely to lead to increased demand for healthcare, including medical devices. The growing burden of diseases and innovative medical treatments currently, according to management’s estimate, accounts for nearly two-thirds of the rise in spending.

North America is expected to continue dominating the overall market for medical supplies and investment opportunities. The US holds the largest market share in the region due to the superior regulation of surgical devices and a growing awareness among the population of an alternative approach for procedures in the treatment of injuries, and for chronic disease management. Our sales in the United States for the fiscal year was $553,967 which represents 11% of total sales. This is up from $21,467 in the prior fiscal year, which represented 2% of total sales.

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

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries in which the Medinotec Group does business, including the US.

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

The next logical step for us would be to secure investment opportunities and additional distributor relationships through the North American territory and to further deploy this for growth in our distribution channels.

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

We compete with many companies having significantly more capital resources, larger research laboratories and more extensive distribution systems. As such, there are no assurances that we will be able to compete and gain market share.

2.	Build our Competencies

Our investment in R&D includes a state-of-the-art production facility in Johannesburg, South Africa. This facility allows for a significant increase in capacity and output, within an ISO 7 cleanroom. The facility also has increased laboratory space, including a “dry” laboratory for microscopy, mechanical testing, prototyping and experimentation, and a “wet” laboratory for pressure testing, weighing, experimentation with liquids and 3D printing, as well as a workshop containing turning, milling, grinding and other equipment necessary for building custom machinery and performing repairs or creating prototypes.

A large packaging area and a dedicated EtO sterilizer facility provide the capacity to perform sterilization on our products. Our operations are governed by the ISO 13485 Quality Management System. Our products are also CE-Marked, with IP protection.

We have expertise in numerous innovative medical manufacturing techniques, including balloon forming, several heat and adhesive bonding techniques, device coating, grinding, catheter laminating and many others. Many of the products incorporate high-performance medical balloons. As a result, the latest balloon-forming manufacturing equipment has been procured and commissioned in the new manufacturing facility to assist in increasing production capabilities of interventional balloon catheter products.

The Medinotec Group of Companies plans to further invest in strategic capital projects to introduce innovative technologies, efficiency improvements and capacity expansion in key growth categories. This will be implemented through:

▪	Focusing on processes, from sales management to customer relationships.
▪	Creating new channels and brand availability.
▪	Expanding growth strategy through strategic partners.
▪	Identifying quick-return capital projects.

By leveraging off our low-cost base in South Africa we aim to become one of the leading med-tech companies in the world.

3.	Make Strategic Bolt-on Acquisitions

Our Implementation Plan

Any business strategy requires a plan that outlines a roadmap for implementation. The Medinotec Group of Companies plan is to continue to ensure quality manufacturing of our current products, ongoing investment into our own IP, and planned acquisitions to ensure the financial stability of current operations, the longevity of our organization and a smooth integration process for new businesses we may acquire. The key drivers in our plan that support the business strategy are as follows:

▪	Increase our presence and product offering in specialty product end-markets. In the past, we have signed various exclusive distribution agreements across multiple territories to enhance our product basket and reach.

▪	Our R&D and business development teams work together to enhance existing product offering. These teams also pursue opportunities to acquire new product offerings through business acquisitions and distributorships that are expected to increase our presence and market share in certain specialty product markets and/or allow us to enter new markets. We manage a robust pipeline of new products and business relationships in various stages of development and are also in various stages of expanding capabilities to improve product offerings across our various platforms.

▪	Further develop value-added capabilities to maximize margins. We expect to continue investing in ways to increase the value we provide to customers by growing our product offerings, improving our supply chain management, upgrading our IT, and enhancing our customer service model. We are also exploring other ways to expand our reach and our products to provide incremental value to our customers, including new acquisitions to vertically integrate its supply chain and to obtain more of the gross profit share of the entire customer experience.

▪	Optimize product mix and keep operating costs low. We continue to actively manage our product mix as we seek to maximize profit margins. This requires us to use our proprietary expertise in balancing key variables, such as procurement and processing capacity, transportation availability, customer requirements and pricing. Additionally, we undertake continuous improvement efforts to increase the effectiveness and efficiency of our production and distribution facilities.

▪	Effectively position logistic capabilities and supply chain network to meet customers’ needs. We continue to strategically position our supply chain to deliver according to our customers’ needs. We believe that our supply chain network and logistic capabilities are a competitive advantage that enables us to provide superior service to customers.

▪	The strategic location of our distribution centers enables us to service major customers within 48 hours (this includes certain deliveries to rural and outlying areas in South Africa, which have limited road access and infrastructure). Additionally, our in-house delivery capabilities allow for direct deliveries and last-minute route adjustments to support our customers.

▪	Evaluate expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, procurement, distribution capabilities and infrastructure to increase our product offerings, as well as to explore other opportunities to expand our reserve base and sell new products.

▪	We will pursue acquisitions of value-adding products and technologies. We will prioritize acquisitions that will provide us with opportunities to realize synergies, which include entering new geographic markets, acquiring attractive customer contracts, and improving operations.

▪	Maintain balance sheet strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage the business through industry downturns and pursue acquisitions and new growth opportunities as they arise. The business has good cash-producing prospects and this, together with our entrepreneurial mindset, ensures that we can quickly pursue opportunities that are time sensitive.

▪	Carry sufficient levels of inventory to meet the product delivery needs of customers. We aim to carry sufficient inventory, and to provide payment terms to customers in the normal course of business to meet the operational demands of our customers. Due to the location of our distribution centers in relation to the US, Europe, and the Far East, we require our distributors to carry at minimum three (3) months of inventory on fast moving items to avoid supply chain pressures.

▪	Training and skills development: Our continued investment into the healthcare landscape through training and academic development assists in retaining and maintaining the necessary skills base within southern Africa. Training and skills development in healthcare is an intrinsic and necessary part of our growth strategy. We use a state-of-the-art training facility at our Johannesburg head office, which includes the latest cardiology simulators, to assist young surgeons and health professionals to develop their procedural skills. We also have a full array of non-occlusive balloon dilation technology for training purposes and for hands-on product technical training.

Product Distribution

We have appointed various distributors to grow sales internationally, especially in Europe, North America, South America, Middle East, portions of Asia as well as Namibia and Mauritius.

We are currently represented in approximately 31 countries, with product registration in progress for an additional 15 countries. We currently have 25 appointed distributors to represent our products globally. All exports are managed directly out of South Africa by an export manager.

We have had several training initiatives held in the US where FDA approval has been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices. During the past financial year 501 units of the Trachealator have been sold in the USA.

We intend to complete our various networks and obtain regulatory approvals to be able to export and distribute our product to countries such as Australia, Japan and China.

Through the operating subsidiary DISA Medinotec Proprietary Limited, we ship our products to customers directly by freight or by air and through our network of in-house and courier partners. Recent market trends have resulted in more product volumes being transported by high-efficiency road freight.

Our distribution centers in Johannesburg, South Africa and New York, United States of America are strategically located to provide access to road and air freight. We also continually explore ways of optimizing our network to ensure that the product remains close to the point of end use. This approach allows us to provide excellent customer service and positions us to take advantage of opportunistic sales.

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

Our QMS is implemented through the Medinotec Group of Companies’ policies, procedures and work instructions followed and utilized by all departments. We also maintain an active post-market surveillance program, which enables product performance to be regularly assessed and to be reported to the regulatory authorities if any incident/malfunction occurs that results in severe injury to the patient or death.

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

International Quality Regulations

Many products require CE marking before they can be sold in the European Union. CE marking indicates that a product has been assessed by the manufacturer and deemed to meet EU safety, health and environmental protection requirements. It is required for products manufactured anywhere in the world that are then marketed in the European Union.

Most of our products carry the CE Mark, ensuring conformity to the legal requirements of the European Union. The valid CE certificates for the devices concerned have been issued in compliance with the Medical Device Directive 93/42/EEC and these devices could initially be placed on the market until May 2024, but an extension has been granted till the end of 2027 due to the European Notified Bodies being unable to handle the volume of the applications.

We are currently in the process of ensuring compliance with the new and very demanding Medical Device Regulation(MDR) 2017/745 with the Trachealator being already certified under this regulation. The Technical Files for the remaining products are currently being reviewed by DEKRA.

DEKRA is a global testing, inspection, and certification organization. In Europe, DEKRA is recognized as a Notified Body for medical devices, meaning it is authorized by the European Union to assess whether medical devices comply with EU regulations and standards. This involves evaluating the design, manufacturing process, and quality management systems of medical devices to ensure they meet the required safety and performance criteria before they can be marketed in the EU. DEKRA's role includes conducting conformity assessments, issuing CE certifications, and performing post-market surveillance to ensure ongoing compliance.

FDA certification via the 510(k) substantially equivalence process for Class II medical devices for the Trachealator has been obtained and sales has started in the US during the past financial year. For two cardiac catheters, we are in the process of obtaining the required FDA certification for our devices, thus enabling us to market and sell our products in the US.

In addition, we are subject to numerous and increasingly stringent environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances, the discharge of pollutants into the air and water and the cleanup of contamination. We are required to maintain and comply with environmental permits and controls for some of our operations, and these permits are subject to modification, renewal, and revocation by the issuing authorities. Our environmental compliance may increase in the future because of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could incur significant costs or liabilities because of any failure to comply with environmental laws, including fines, penalties, third-party claims, and the costs of undertaking a clean-up on-site or at a site to which any waste materials were transported. In addition, we are planning to grow in part by acquisition, and our diligence may not have identified environmental impacts from historical operations at sites we may acquire in the future. We have an extensive health and safety program. This also stipulates how we handle waste materials and staff safety in the cleanroom facility. Our health and safety costs are included in our compliance costs.

	The Medinotec Group of Companies for the Years Ended	The Medinotec Group of Companies for the Years Ended
	February 29, 2024	February 29, 2023
Compliance cost	$186,338	$218,694

It should be noted that as we approach market and sales readiness with our products our compliance costs are increased to facilitate the path to sell products into new territories and to ensure legal and statutory compliance in these markets. The fluctuations in annual and quarterly compliance costs can be attributed to these new markets being prepared for sales activities.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Device Regulation became applicable in May 2021. The new regulations:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.;

•	strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Violation of the AKS also triggers liability under the Civil Monetary Penalties Law (CMPL).  The CMPL carries penalties of up to $50,000 per kickback, in addition to three times the amount of the remuneration. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the federal civil False Claims Act.

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $13,946 to $27,894 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.

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

HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to HHS which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $68,928 per violation, not to exceed $2.07 million per calendar year for non-compliance of an identical provision.

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

The Trachealator received its CE Mark in 2019 and is currently sold in various markets across Europe, Middle East, South America and portions of Asia and has been used successfully on thousands of patients. The FDA approval through the 510(k) substantially equivalence process for Class II medical devices was obtained in November 2021. In May of 2021 in recognition of the technology advancement in the device, it was awarded a Gold Medal in the Medical Design Excellence Awards.

The Trachealator received the CE Mark of approval by a European notifying body (DEKRA). CE Marking is a qualification mandatory for any product to be sold in countries of the European Union.

The USA recognizes only an FDA approval to accept products in its market – a 510(k) accreditation that was obtained in November 2021 for the Trachealator and sales has since commenced in the USA.

From prior experience, an FDA certificate and CE Mark are widely accepted by other countries in the world as a valid accreditation for entry into their markets; however, the medical device approval process differs for each country and territory in the world and each may have additional requirements over and above CE mark and FDA accreditation, or may even require their own quality standards. Since the business plan is drafted mainly around the USA and European markets the CE marking and planned future FDA submissions, entry into other markets will only be investigated if the expected launch of our product candidates does not commercialize in the United States and Europe and each entry will be assessed on its own merits and requirements.

For example, Australia, Japan and China have their own quality accreditation systems (TGF, JIS & CFDA respectively) and do not accept CE marking and/or an FDA certificate.

Fig. 2: The Trachealator.

The Cape Cross PTCA Catheter

The Medinotec Group of Companies also designed and developed a range of semi-compliant coronary PTCA balloon catheters known as the Cape Cross, which attained a CE Mark and are marketed around the world and in South Africa, becoming a widely used interventional balloon in the market.

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

Aortic Valve Dilation Balloon Catheter (Developmental)

The Aortic Perfusion and Dilation Catheter is a non-occlusive perfusion balloon to allow the expansion of the aortic valve without impeding the cardiac output.

It is currently in the mid stages of research and development. This catheter could potentially be used to post dilate the artificial valve in TAVI (Transcatheter Aortic Valve Implantation) without the need for pacing.

A clinical study was conducted in 2022, as part of the development of the Technical File documentation which is currently undergoing examination by our Notified Body (DEKRA).

FDA certification via the 510(k) substantially equivalence process is currently underway, with submission expected by the end of April 2024.

The Micro CTO Catheter (Developmental)

We have developed a highly specific niche CTO (Chronic Total Occlusion) catheter balloon range with diameters of 0.70 to 1.25 mm, as a size range extension to the current Cape Cross Rx PTCA Balloon Catheter.

These micro-balloon catheters address an extremely specific market need for difficult coronary cases and will further cement our position as one of the premier specialized coronary balloon catheter manufacturers. The Technical File was submitted to our Notified Body at the end of July 2023, and is currently undergoing examination.

The process of obtaining FDA certification for the full range of Cape Cross PTCA catheters via the 510(k) substantial equivalence process commenced in January 2024 and the expected submission date is July 2024.

The Tracheal Stent (Developmental)

We are currently in the initial stages of development of a new self-expanding, temporary, silicone tracheal stent to be used in conjunction with the Trachealator balloon in the treatment of tracheal stenosis.

The complimentary nature of this product will further build on our know-how in the field of advanced airway management, and we look forward to its further design and testing over the upcoming months.

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

The products described have reached the following stages:

Trachealator:

The Company is pleased to report that, since sales commenced, it has supplied 501 Trachealators, both in private and academic hospitals throughout the United States of America.

FDA listing and CE registration was obtained.

Cape Cross PTCA Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification has been obtained.

Cape Cross NC Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification has been obtained.

Lamprey Suction Dissector:	The progress of this product's development has been temporarily suspended to prioritize the pursuit of products with greater economic viability.

Aortic Valve Dilation Balloon Catheter (Outflo):	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials, Application for MDR CE Mark Accreditation has been submitted. Application for FDA 510(k) clearance in progress with external consultants. Final submission pending.

Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials MDR/CE Mark accreditation application was submitted in July 2023.

Tracheal Stent:	R&D

Epistaxis Catheter:	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials – FDA 510(k) exempted (Class I product)

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

Medinotec Group of Companies pursues a policy of obtaining patent protection in the US, China, Europe, Middle East, and Australia for patentable subject matter in our products and attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy. This assists in avoiding the infringement of third-party patents, helps identify licensing opportunities and monitors the patent claims of others.

Due to the Trachealator being fairly new, patent applications for the Trachealator have been filed in the following countries or regions: USA, European Union, Canada, China, Australia, Korea and South Africa. All other products are either not novel enough to file a patent or not yet developed far enough to start filing processes.

The status of these applications is listed below:

1)	USA:	The official notice of allowance has been issued by the United States Patents and Trademark Office – Attorney Docket number : CU 74801-CH-BSE-DG
2)	China:	Patent No. 201880086558.2 has been granted on the 31st of March 2023.
3)	South Korea:	Patent No. 10-2635372 has been granted on the 5th of February 2024.
4)	European Union:	Awaiting examination report : Application No. : 18903920.0
5)	Canada:	Awaiting examination Report : Application No. 3086610
6)	South Africa:	Patent has been granted in June 2022 – Application : 2020 / 02618
7)	Australia:	Awaiting examination report – Application No. : 2018406682

No patents have been licensed from third parties.

Trade Secrets

With respect to some of our products, Medinotec Group of Companies rely principally on trade secrets, rather than patents, to protect proprietary processes, methods, documentation, and other technologies, as well as certain other business information.

Although Medinotec Group of Companies seek patents from time to time as discussed above, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place confidential information in the public domain.

The Medinotec Group of Companies also relies on trade secrets, expertise, continuing technological innovations, and licensing opportunities to develop, maintain and strengthen our competitive position. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective.

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

Primary Customers

Medinotec Group of Companies primary customers include hospitals, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations (“GPOs”). We also benefit from strong and long-standing relationships with customers in each of the industrial and specialty products end markets we serve.

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

You should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors”, that represent challenges that we face in connection with the successful implementation of our strategy. Any investment in the business at its current stage can be deemed to be extremely speculative in nature. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

Risks Related to our Financial Position and Need for Capital

•	The Medinotec Group of Companies’ substantial leverage and debt service obligations could adversely affect the business.

•	The Medinotec Group of Companies may need additional financing – any limitation on our ability to obtain such additional financing could have a material adverse effect on the business, financial condition, and results of operations.

•	Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse or unexpected revenue fluctuations and affect the reported results of operations within The Medinotec Group of companies.

Risks Related to Our Business Operations

•	Consolidation in the healthcare industry could have an adverse effect on revenues and results of operations of the Medinotec Group of Companies.

•	Healthcare industry cost-containment measures could result in reduced sales of the Medinotec Group of Companies medical devices and medical device components.

•	The continuing development of many of our products and offerings depends on our maintaining strong relationships with healthcare professionals, and these professionals are external to the Medinotec Group of Companies.

•	Products in the development pipeline of The Medinotec Group of Companies may not come to market or fail to commercialize.

•	The Medinotec Group of Companies operate in a highly competitive industry and may be unable to compete effectively.

•	Reduction or interruption in supply or other manufacturing difficulties may adversely affect operations and related product sales within the Medinotec Group of Companies.

•	The Medinotec Group of Companies rely on the proper function, security and availability of our IT systems and data to operate the business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect the business, results of operations, financial condition, cash flows, reputation, or competitive position.

•	The Medinotec Group of Companies business model is concentrated around developing countries with higher growth rates, although this model also causes forex risk exposure which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations.

•	The Medinotec Group of Companies operate in countries where the market is dominated by certain players, and this creates a sales concentration risk which also causes an accounts receivable concentration risk.

•	The Medinotec Group of Companies insurance program may not be adequate to cover future losses.

•	The Medinotec Group of Companies future growth is dependent upon the development of new products and line extensions, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

•	If the Medinotec Group of Companies fails to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate and investors’ views of us.

•	We have limited experience in marketing and sales and are in the early stages of building our sales channels in the life science market and internationally

•	We rely on a limited number of subcontractors to manufacture, assemble, package and production test our products, and the failure of any of these third-party subcontractors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

•	We distribute commodity medical products on behalf of multinational manufacturers for a substantial portion of our sales, and our failure to maintain and further develop these relationships could harm our business.

•

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

Risks Related to Management, Personnel and Control Persons

•	The Medinotec Group of Companies depends on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

•	If the Medinotec Group of Companies are unable to find, train and retain key personnel, including new showroom employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

•	The Medinotec Group of Companies’ largest shareholder, officer and director, Dr. Gregory Vizirgianakis, has substantial control over us and our policies and will be able to influence corporate matters.

•	The Medinotec Group of Companies’ officers and directors are located outside of the U.S., so it will be difficult to effect service of process and enforcement of legal judgments upon our officers and directors.

•	The Medinotec Group of companies’ officers and directors have limited experience managing a public company.

Risk Associated With Legal and Regulatory Matters

•	The Medinotec Group of Companies are subject to extensive medical device regulation that may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

•	Failure to obtain clearance or authorization for our medical devices, or other delays in the development of our medical devices, would adversely affect our ability to grow our business.
•

Modifications to our products may require new 510(k) clearances, de novo submissions, or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

•

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

•

The Medinotec Group of Companies’ failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject it to penalties and adversely impact its reputation, business, results of operations, financial condition, and cash flows.

•	Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on the business, results of operations, financial condition and cash flows.

•	The Medinotec Group of Companies may not be able to protect our intellectual property rights effectively.

•	Security breaches, loss of data and other disruptions could also compromise sensitive information related to the business, preventing it from accessing critical information or expose us to liability, which could adversely affect the business and reputation.

•	Changes in tax laws or exposure to additional income tax liabilities could have a material impact on the Medinotec Group of Companies, the results of operations, financial conditions and cash flows.

•	The failure to comply with anti-corruption laws could materially affect the Medinotec Group of Companies and result in civil and/or criminal sanctions.

•	Laws and regulations governing international business operations could adversely impact the Medinotec Group of Companies.

•	As an Emerging Growth Company under the Jobs Act, the Medinotec Group of Companies are permitted to rely on exemptions from certain disclosures requirements.

Risks Associated with Political Instability and Regional Issues

•	South Africa Specific Risk of stable power supply

•	South Africa Specific Risk of Political instability may affect the Medinotec Group of Companies ability to operate effectively.

•	South Africa Specific Risk that BEE requirements may restrict growth opportunities and limit the Medinotec Group of Companies’ ability to attract key talent.

•	South Africa Specific Risk that South African authorities may disallow or delay a transfer of funds from South Africa to the United States

•	South Africa Specific Risk of Being Grey listed by the FATF- Financial Action Task Force

Risks Relating to Our Securities

•	If the Medinotec Group of Companies undertakes future offerings of our common stock, shareholders will experience dilution of their ownership percentage.

•	If a market for the Medinotec Group of Companies' common stock does not develop, shareholders may be unable to sell their shares.

•	The Medinotec Group of Companies’ common stock price may be volatile and could fluctuate widely in price which could result in substantial losses for investors.

•	If securities analysts do not initiate coverage or continue to cover the Common Stock or publish unfavorable research or reports about the business, this may have a negative impact on the market price of the Common Stock of the Medinotec Group of Companies.

•	Because we are subject to the “Penny Stock” rules and our shares are quoted on the over-the-counter bulletin board, the level of trading activity in the Medinotec Group of Companies’ stock may be reduced.

•	If the Medinotec Group of Companies issues shares of preferred stock with superior rights than the common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control.

•	The Medinotec Group of Companies does not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

•	Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against the Medinotec Group of companies’ directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Risks Related to our Financial Position and Need for Capital

The Medinotec Group of Companies’ substantial leverage and debt service obligations could adversely affect the business.

As of February 29, 2024, the consolidated Medinotec Group of Companies had approximately $827,454 of current liability obligations and $1,809,655 of long-term liabilities outstanding.

The long-term debt relates to the non-current portion of the operating lease liability as well as an unsecured loan from the related party Minoan Medical, which was the prior shareholder of DISA Medinotec Proprietary Limited. The Medinotec Group of Companies has a period of 3 years post the Initial Public Offer ("IPO”) date of 31 March 2023 to repay the loan, during these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing prime lending rate as of February 29, 2024, in South Africa is 11.75%.

The interest charged for the year ended February 29, 2024 for the consolidated Medinotec Group of Companies was $277,230 and a 1% movement in the interest rates constitutes a value of $23,594 on an annual basis.

From time to time the Group utilized trade finance to assist with funding of orders for raw materials with longer lead and shipping times the interest spent on trade finance for the year ended February 29, 2024 for the consolidated Medinotec Group of Companies was $35,317 and $48,230 for the year ended February 28, 2023. Trade Finance carries a charge of prime plus 1% therefore 12.75% at February 29, 2024 a 1% movement would equate to $2,770 for the year ending February 29, 2024. Trade finance is use specific and linked to inventory ordering therefore no forecast will be disclosed for an expected change in annual utilization and the quarter and six-month sensitivity adjustments are disclosed on the current orders financed by trade finance at the time.

As of February 29, 2024, the related party loan for the consolidated Medinotec Group of Companies had a balance of $1,769,957 with an interest charge of $236,873 per annum at the prevailing prime interest rate of 11.75% at that date. A 1% movement in the interest rates constitutes a value of $20,159.

The Medinotec Group of Companies has the option to settle earlier, and settlement can be in cash or any form of equivalent. It is currently the intention of management to settle the loan in equity at some point in the future, since the agreement allows the Medinotec Group Companies to settle the amounts either in equity or in cash. If equity is used, the impact on cashflow would be zero.

If we elect to settle the loan in cash: Cash reserves available in February 2024 in the Consolidated Medinotec Group of Companies were $2,808,910 and the loan account outstanding at the same time was $1,769,957. Therefore, if settled today it would constitute 63% of available cash.

The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore at arm’s length and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa.

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

Our failure to comply with the terms of our indebtedness could also result in an event of default which, if not cured or waived, could result in the acceleration of all its debt. If this occurs, we may lose all of our assets and go out of business.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. This also applies to new standards, practices, and rules.

Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. The fact that we operate in multiple territories and have a worldwide footprint heightens this risk in specific territories.

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

Most of our customers and the healthcare providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used.

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

The research, development, marketing and sale of many of our new products depends on our maintaining working relationships with healthcare professionals, relying on them to provide considerable knowledge and experience regarding the development, marketing and sale of products. Physicians assist us as researchers, product consultants, inventors, and public speakers.

Any failure to maintain these relationships and expand our network to include new professionals in the territories we enter will have a negative impact on our financial success.

Products in the development pipeline of The Medinotec Group of Companies may not come to market or fail to commercialize.

We will, at any time, have several innovative products in the R&D phase. However, some of these projects may fail to come to market for a number of reasons, which could include competitors releasing a similar product at the same time, a lack of viability in terms of production costs or projected sales, or low/no acceptance in the market, failures on safety and efficacy measures, among other factors.

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

We believe our ability to compete depends upon many factors both within and beyond our control, including product performance and reliability, product technology and innovation, product quality and safety, breadth of product lines, product support services, customer support, cost-effectiveness and price, reimbursement approval from healthcare insurance providers, and changes to the regulatory environment.

Competition may increase as additional companies enter our markets or modify their existing products to compete directly with ours. In addition, academic institutions, governmental agencies, and other public and private research organizations also may conduct research, seek patent protection, and establish collaborative arrangements for discovery, research, clinical development and marketing of similar products.

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

In the current environment of managed care, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Further, our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies, and intellectual property. As a result, we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property.

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

The supply of products requires timely delivery and exact planning due to most of our raw material either being manufactured by suppliers or imported. These suppliers/strategic partners require a sufficient amount of quality components and materials and are highly exacting and complex, due in part to strict regulatory requirements.

We have generally been able to obtain adequate supplies of such finished goods, raw materials, components, and services. However, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials, goods, and services needed to fill our supply chain are obtained from various sole suppliers.

Although we work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability, the supply of these goods, components, raw materials, and services may be interrupted or insufficient. In addition, due to the stringent regulations and requirements of regulatory agencies, regarding the manufacture and import/export of our products, we may not be able to quickly establish additional or replacement sources. In addition, a reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to supply products in a timely or cost-effective manner and could result in lost sales.

Other disruptions in the supply chain process or product sales and fulfilment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, wars and conflict, natural disasters such as hurricanes, tornadoes or wildfires, property damage from riots, and other environmental factors and the impact of epidemics or pandemics, such as Covid-19, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced an information technology (“IT”) systems interruption that affected our customer ordering, distribution, and manufacturing processes. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to customers could result in quality or safety issues.

These disruptions are exacerbated by global economic uncertainty and heightened geopolitical tensions, such as the Russian war on Ukraine, between the United States and China as well as Brexit and conflicts in the Middle East, which can also have an impact on several factors influencing prices, exchange rates, and interest rates, all of which can affect our business in turn.

In addition, several key components are manufactured or sterilized at a particular facility, with limited alternate facilities. If an event occurs that results in damage to or closure of one or more of such facilities, such as the damage caused by natural disasters, power outages, civil unrest, and other factors, we may be unable to manufacture or sterilize the relevant products at the previous levels or at all. Because of the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is lost.

In order to manage any supply chain risk, we have identified key and crucial components in our manufacturing lines that we deem not to be readily available, and we have vetted 2-3 trusted suppliers, which we believe mitigates the risk of becoming overly reliant on a specific supplier. Despite this precaution, there is no assurances that we will be able to secure the materials needed in the event these sources are unable to fulfil orders. Any failure in the supply chain would result in lack of inventory and the inability to sell product. For all other non-key materials, we find that these are readily available from a variety of suppliers and therefore, the risk of sourcing them is minimal or non-existent.

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

During the years ended February 29, 2024 and February 28, 2023, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted or are reasonably likely to materially impact our business, performance or results.

The Medinotec Group of Companies business model is concentrated around developing countries with higher growth rates, although this model also causes forex risk exposure which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations.

Foreign exchange risk refers to the losses that an international financial transaction may incur due to currency fluctuations. Also known as currency risk, forex risk and exchange-rate risk, it describes the possibility that an investment’s value may decrease due to changes in the relative value of the involved currencies. Investors may experience jurisdiction risk in the form of foreign exchange risk. Foreign exchange risk arises when a company engages in financial transactions denominated in a currency other than the currency where that company is based. Any appreciation/depreciation of the base currency or the depreciation/appreciation of the denominated currency will affect the cash flows emanating from that transaction. Foreign exchange risk can also affect investors who trade in international markets, and businesses engaged in the import/export of products or services to multiple countries.

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

Our business model is concentrated around developing countries with higher growth rates which causes greater exposure to forex risk which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations. Usually, the attractive growth rates of these developing countries offsets the long term forex implications of their volatile currencies.

There are three types of foreign exchange risk that we are exposed to:

•	Transaction risk: This is the risk that we face when we are buying a product from a company located in another country. The price of the product will be denominated in the selling company's currency. If the selling company's currency were to appreciate versus the buying company's currency, then the company doing the buying will have to make a larger payment in its base currency to meet the contracted price.
•	Translation risk: A parent company owning a subsidiary in another country could face losses when the subsidiary's financial statements, which will be denominated in that country's currency, is translated back to the parent company's currency.
•	Economic risk: Also called forecast risk, this refers to when market value is continuously impacted by an unavoidable exposure to currency fluctuations.

We continually assess our foreign exchange risks and implement varying strategies based on the current economic conditions to implement hedging strategies to mitigate that risk. This usually involves forward contracts, options, and other exotic financial products that, if done properly, can protect us from unwanted foreign exchange moves during periods of high volatility. We may also impose a strategy of not hedging due to the costs involved outweighing the benefits. We then leave exposures unhedged until market conditions and costs justify proceeding with a hedging strategy into the future.

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

The Group has historical reliance on two parties for sales into South Africa: there is reliance on DISA Life Sciences as a customer; and for exports out of South Africa there was historical reliance on Minoan Medical Proprietary. These relationships provide the Group with more than 100 sales representatives in the South African Market.

Sales between DISA Life Sciences and the Medinotec Group will continue into the future due to the vast distribution arm of DISA Life Sciences within South Africa. The Medinotec Inc. Group’s expectation is to reduce reliance on the South African markets for customers and accounts as the Group endeavors to expand and enter international first world markets. However, there is no guarantee that our plan will result in a decrease in reliance on DISA Life Sciences for customers and accounts. As with any expansion effort, there are barriers to entry and outside factors, such as regulatory approval, competition, among others, that may prevent us from entering such markets. As such, there is a risk that the concentration of customer issue will remain an ongoing issue unless we are successful in overcoming barriers to entry, competing with those in our markets and achieving regulatory approvals, none of which can be guaranteed.

Please refer to the related parties and entities section for a more detailed discussion on each function and the relationships involved as well as any arm’s length disclosures.

These relationships have the upside of:

•	Developing long-term relationships with fewer large customers
•	Less contractual agreements and overheads per dollar
•	Greater focus on customer service and customer needs
•	Work with large customers similarly to partners

These relationships also pose the following risks and downsides:

•	Loss can devastate revenue, profit, and cash flow
•	Holds pricing and negotiating leverage, which can decrease revenue
•	Diverts disproportionate amount of resources away from smaller customers
•	Causes difficulty diversifying over time
•	Can decrease the value of a company

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

The absence of sufficient third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a materially adverse impact on the business, results of operations, financial condition, and cash flows.

The Medinotec Group of Companies future growth is dependent upon the development of new products and line extensions, which requires significant research and development, clinical trials, and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

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

Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of best practices could have a material adverse effect on the business. It could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of the Common Stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and the business may be harmed.

We have limited experience in marketing and sales and are in the early stages of building our sales channels in the life science market and internationally.

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with distributors across all our key markets. During 2022, our distributors accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large distributors, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of distributors.

Competition for employees capable of selling expensive medical devices within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

In addition, the time and cost of establishing a specialized sales, marketing and customer service force for a particular product or service may be difficult to justify considering the revenue projected to be generated by such additional personnel and resources. We also intend to add additional distribution partners in the life science market, and if we are unable to do so successfully, it will adversely impact on our ability to increase the revenue from our product offerings.

We rely on distributors for the sale of our products abroad and are entering into new agreements for the United States. We intend to continue to grow our business internationally and in the United States and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. We exert limited control over existing distributors under our agreements with them, and if their sales and marketing efforts for our products in their particular region are not successful, our business would be materially and adversely affected. Locating, qualifying, and engaging additional distribution partners with local industry experience and knowledge will be necessary in at least the short to mid-term to effectively market and sell our platform in certain countries outside the United States. We may not be successful in finding, attracting, and retaining distribution partners, or we may not be able to enter into such arrangements on favorable terms.

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

Other significant risks associated with relying on these third-party subcontractors include:

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials used to manufacture products; and

•	capacity shortages.

We distribute commodity medical products on behalf of multinational manufacturers for a substantial portion of our sales, and our failure to maintain and further develop these relationships could harm our business.

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

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brand and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter distribution and other strategic arrangements with third-party retailers and other potential distributors of our products successfully compete in the product categories in which we choose to operate;

•	successfully compete in the product categories in which we choose to operate;

•	introduce new and appealing products and successfully innovate our existing products;

•	develop and maintain consumer interest in our brand; and

•	increase our brand recognition and loyalty.

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

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

Since becoming a public company, ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis has been, and will continue to be, costly and a time-consuming effort. In addition, the rapid changes in our operations and corporate structure have created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements might not be prevented or detected on a timely basis, as occurred with our interim consolidated financial statements in 2023, which were then restated and corrected in amended Quarterly Reports on Form 10-Q prior to the filing of this Annual Report on Form 10-K. As described in Item 9A of this Annual Report on Form 10-K, there were several material weaknesses identified in our internal control over financial reporting.

We are working to remediate our material weaknesses as soon as practicable. Our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects. Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis or result in misstatements. Likewise, if our financial statements are not filed on a timely basis, we could be subject to regulatory actions, legal proceedings or investigations by Nasdaq, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our agreements. Ineffective internal controls could also cause investors to lose confidence in our financial reporting, which could have a negative effect on our stock price, business strategies and ability to raise capital.

Even after the remediation of our material weaknesses, our management does not expect that our internal controls will ever prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the business will have been detected.

Risks Related to Management, Personnel and Control Persons

The Medinotec Group of Companies depends on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of Dr. Gregory Vizirgianakis, our Founder, President, Chief Executive Officer and a member of our board of directors, and Pieter van Niekerk, our Chief Financial Officer, Treasurer and a member of our board of directors. Dr. Vizirgianakis and Mr. van Niekerk have extensive experience both with our company and in our industry and are familiar with our business, systems, and processes. Their loss would be catastrophic to our product offerings and ability to manage our business effectively, as we will likely not be able to find suitable individuals to replace them on a timely basis or at all.

If the Medinotec Group of Companies are unable to find, train and retain key personnel, including new showroom employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

We depend on several key management, executive, sales and marketing, and technical personnel. The loss of the services of one or more key employees could delay the achievement of business objectives. Our success will also depend on our ability to attract and retain additional highly qualified executives, management, sales and marketing and technical personnel to meet its growth goals. We further face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

Our success depends in large part on the continued service of the senior management team. In particular, the continued service of this group of individuals is critical to our vision, strategic direction, culture, products, and business plan. We do not maintain key-man insurance for any of the senior management team, and thus the loss of any of our executives, even temporarily, or any other member of senior management, could harm the business.

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

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

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

The medical technology industry is regulated extensively by governmental authorities, principally the FDA, and state regulatory agencies with oversight of various aspects of drug and device distribution, sale, and use. The regulations are very complex, have become more stringent over time, and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other federal and state governmental agencies regulate numerous elements of our business, including:

•	product design and development;
•	pre-clinical and clinical testing and trials;
•	product safety;
•	establishment registration and product listing;
•	labeling and storage;
•	marketing, manufacturing, sales, and distribution;
•	pre-market clearance or approval;
•	servicing and post-marketing surveillance, including reporting of deaths or serious injuries and malfunctions that, if they recurred, could lead to death or serious injury;
•	advertising and promotion;
•	post-market approval studies;
•	product import and export; and
•	recalls and field-safety corrective actions.

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre-market approval, or PMA, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data.

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

If the FDA requires us to go through a lengthier, more rigorous examination for marketing authorization of our medical devices or future modifications to our medical devices than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy, and uncertain PMA process. Although we do not market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

The FDA can delay, limit, or deny clearance, approval, or authorization of a device for many reasons, including:

•	we may not be able to demonstrate that our products are safe and effective for their intended users;
•	the data from our clinical trials may be insufficient to support clearance, approval, or authorization; and
•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development. Any delay in, or failure to obtain or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny of us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our product. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing clearances or approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and negatively impact our reputation, business, financial condition and operating results. Furthermore, any operations or product applications outside of the United States will subject us to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditure and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off-label use of our products or that make false or misleading statements. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. FDA also could conclude that a performance claim is misleading if it determines that there are inadequate non-clinical and/or clinical data supporting the claim. If the FDA determines that our promotional materials or training promote of an off-label use or make false or misleading claims, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or false or misleading, the FDA or another regulatory agency could disagree. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment Considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

Healthcare policy changes may have a material adverse effect on the Medinotec Group of Companies.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by several governments, regulators, and third-party payers globally, including the US federal and state governments, to control these costs and, more generally, to reform healthcare systems.

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

Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, criminally charged, or otherwise sanctioned.

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

The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on the business, results of operations, financial conditions, and cash flows.

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

As a company with expanding operations, we increasingly face the risk of litigation and other claims against us. We have no such claims at present. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other claims against us could result in unexpected expenses and liabilities, which could materially affect our operations and our reputation.

In addition, the medical device industry is characterized by extensive litigation and, from time to time, we are the subject of various claims. Regardless of the outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims against us could result in payment of significant monetary damages and/or injunctive relief.

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

The ability of customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products, and therapies are subject to regulation regarding quality and cost for reimbursement and regulation of health goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud.

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

This could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong brand recognition of Medinotec name and our brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand and could harm our reputation and ability to market products in the future.

Should we fall short of these standards and our products become subject to recalls or safety alerts, our reputation could be damaged, we could lose customers and revenue and results of operations could decline. Our success also depends on the ability to manufacture to exact specifications for precision engineered components, sub-assemblies and finished devices from multiple materials. If components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage, and market share could be harmed.

In certain situations, we may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems, including future product liability claims or recalls, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on the business, results of operations, financial condition, and cash flows.

The Medinotec Group of Companies may not be able to protect our intellectual property rights effectively.

Patents, trademarks and other intangible proprietary rights are and will be essential to the business and our ability to compete effectively with other companies. During normal day-to-day trade, we also rely on trade secrets, know-how, continuing technological innovations, strategic alliances, and licensing opportunities to develop, maintain and strengthen our competitive position.

We pursue a policy of obtaining patent protection in both the US and overseas for patentable subject matter of our proprietary devices and attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

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

The secure processing, storage, maintenance, and transmission of this critical information is vital to operations and business strategy, and we devote resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our IT and infrastructure may be vulnerable to attacks by hackers, viruses, breaches, or interruptions due to employee error or malfeasance, terrorist attacks, hurricanes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties.

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

We are subject to income taxes, as well as non-income-based taxes, in South Africa, and other jurisdictions in which we operate, as well as jurisdictions such as the United States, in which we intend to have operations. The tax laws in these could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

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

We are further subject to ongoing tax audits in the various jurisdictions in which we operate. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on the business, financial condition, results of operations, and cash flows.

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

The failure to comply with anti-corruption laws could materially affect the Medinotec Group of Companies and result in civil and/or criminal sanctions.

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

Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. The business maintains policies and programs to implement safeguards to educate employees and agents on these legal requirements, and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and employees, consultants, sales agents, or distributors may engage in conduct for which we could be held responsible.

In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt the business, adversely affect our reputation and result in a material adverse effect on the business, results of operations, financial condition, and cash flows.

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

Our international operations subject us to these laws and regulations, which are complex, restrict business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced, or interpreted in a manner that materially impacts our operations. From time to time, certain subsidiaries have limited business dealings in countries subject to comprehensive sanctions.

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

Until such a time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Associated with Political Instability and Regional Issues

South Africa Specific Risk of Unstable Power Supply

Electricity demand in South Africa is extremely high and energy plants do not meet the demand. Therefore, there are frequent rolling black outs that are handled by a schedule of “load shedding” during which the supply and demand of electricity is balanced out to prevent the entire power grid from collapsing. This results in unstable energy sources and frequent production halts for our company. DISA Medinotec has a backup generator big enough to sustain the entire production facility in case of a power outage. In addition, South Africa is also a very solar capable country due to the weather being warm with sub-tropical like conditions. Therefore, we are looking into solar power as a means to run our production facilities more efficiently in the longer run.

South Africa Specific Risk of Political instability May Affect the Medinotec Group of Companies’ ability to operate effectively.

Political instability in the countries in which we operate, including South Africa, where episodes of violent civil unrest (riots) have further destabilized the country’s economy and resulted in extensive damage to commercial property, and may cause increased uncertainty about our ability to exist in this environment. This may adversely affect investor confidence as well as our business planning, operations and our market capitalization.

This risk extends to global economic uncertainty and heightened geopolitical tensions, such as those in involved in the Russian war on Ukraine, between the United States and China as well as Brexit, which can also have an impact on several factors influencing commodity prices, exchange rates, and interest rates, all of which can affect our business in turn.

South Africa Specific Risk that Broad-based Black Economic Empowerment (“BEE”) requirements may restrict growth opportunities and limit the Medinotec Group of Companies’ ability to attract key talent.

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

South Africa Specific Risk that South African authorities may disallow or delay a transfer of funds from South Africa to the United States

The Central Reserve Bank of South Africa oversees the flow of currency in and out of the republic of South Africa and the South African Revenue services oversee all transfer pricing issues. The Medinotec Group of Companies has transfer pricing bench marking in place for future planned transactions between its South African subsidiaries and Medinotec Inc., its U.S. parent company, and makes use of an external exchange control advisor to ensure any cross-border transactions complies with the requirements of both the Reserve Bank and the South African Revenue services. This is an approval process for the flow of funds and therefore may cause timing delays to transfer funds cross border but does not mean that it is disallowed entirely. We have successfully concluded a Private Placement during May of 2022 to the value of $ 3.3 million in the name of Medinotec Inc., which raise provided enough cashflow to fund our expected American operations and therefore we do not foresee that in the near future there will be intercompany or cross border dependence for operational activities. We believe that once Medinotec Inc. establishes its own sales network the company is expected to become self-sustaining. If for some reason there is a time delay and the funding raised during the private placement is not enough, to realize the business plan of the parent, the operating subsidiary in South Africa would be its only source of cashflow to sustain the Medinotec Group of Companies.

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

It is important to note that the above-mentioned table is the only three options to externalize funds out of South Africa. The time delays mentioned are based on prior experience and guidance from expert advisors. The authorities do have the final decision-making powers on any transaction and therefore time delays may become material and can have a material impact on the business and its ability to function especially when a dispute arises from interactions with the regulators. Management fees and loans can easily be declined by authorities whereas dividends are less likely to be declined.

Our entire business plan is based on the successful private placement that was concluded, and this funding is expected to facilitate two years of funding required before any funding would be needed from the South African subsidiaries, therefore this leaves some time to obtain regulatory approvals in advance if the business plan roll out in the United States is slower than expected. If the Central Reserve Bank declines or imposes any restrictions including time delays for approvals for flow of funds it may have a material impact on the business operations of the Group and may delay its roll out in the American Markets until a follow up capital raise or alternatively debt finance can be obtained on an international level. It is important to note that this successful raise of money does not guarantee that we will obtain regulatory approval in the USA for product candidates that fall outside the Trachealator product which already obtained FDA approval in November 2021. In addition to this it also does not guarantee successful commercializing of any products in the United States of America.

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

The most significant implication to a country that is greylisted is the reputational damage to the country, as its effectiveness in combatting financial crimes like corruption and money-laundering as well as terror financing are deemed to be below international standards. The second and related implication arises from consequential action taken regarding cross-border transactions, particularly possible action taken by foreign banks that provide correspondent banking services. It should be noted that FATF does not require enhanced due diligence measures to be applied, but rather that all jurisdictions take account of it in their risk analysis. The same FATF statement quoted above notes:

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

Companies in South Africa, responding to the greylisting will require context-specific solutions depending on the broader impact of the greylisting on their plans around aspects such as strategic expansions, capital raising, and any general increased cost of doing business. Medinotec trades in a highly regulated environment already and applies high levels of due diligence and financial contol therefore the additional costs of compliance expected to be incurred due to the greylisting is in our opinion minimal, this assessment may however change based on Government’s response into the future. This status may however make it harder for the business to raise capital in the future, Generally, it takes from one to three years for countries to address the deficiencies and to be taken off the grey list, something that occurs after a final, on-site assessment when both FATF and the relevant country believe that all elements of the action plan have been largely or fully addressed. The South African Government communicated that it plans to address the eight (8) areas of strategic deficiencies identified by the FATF, by no later than the end of January 2025 and that government has an intention to exit the grey list as fast as possible. There may however be unplanned delays.

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

If a market for our common stock does not develop, stockholders may be unable to sell their shares

Our common stock is quoted under the symbol “MDNC” on the OTCQX operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We were approved for trading in March 2023, and we do not have an active trading market. We can provide no assurances that an active trading market will ever occur, and you may have issues selling your securities in our company.

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

Because we are subject to the “Penny Stock” rules and our shares are quoted on the over-the-counter bulletin board, the level of trading activity in the Medinotec Group of Companies’ stock may be reduced.

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

If the Medinotec Group of Companies issues shares of preferred stock with superior rights to the common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 20,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring, or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

Cybersecurity Governance

Our third-party consultant team is managed by our Chief Executive Officer and Independent Director. In addition, management updates the board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats.

Risks from Cybersecurity threats

Although cybersecurity risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we face numerous and evolving cybersecurity threats in our business. For more information about the cybersecurity risks we face, see the risk factor entitled "The Medinotec Group of Companies rely on the proper function, security and availability of our IT systems and data to operate the business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect the business, results of operations, financial condition, cash flows, reputation, or competitive position." in Item 1A. Risk Factors.

During the years ended February 29, 2024 and February 28, 2023, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted or are reasonably likely to materially impact our business, performance or results.

ITEM 2.	PROPERTIES

Currently, we do not own any real estate. Our principal executive offices and manufacturing facility are located at Northlands Business Park at 170-171 Bush Telegraph Avenue, North riding, Johannesburg, South Africa. We have entered into a lease for this 8,783 square foot facility. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to the anticipated addition of personnel.

•	The lease term: Three years commencing August 1, 2023 until July 31, 2026.

•	Rent is approx.: $2,546 per month (Excluding Value Added Taxes)

•	Rates taxes and Levies are billed in addition to the Rent

•	DISA Medinotec pays its own utility bills to the local service providers

We do not have any policies regarding investments in real estate, securities, or other forms of property.

Please refer to related party footnotes in the financial statements and as disclosed in the Section of this Annual Report, entitled, “Certain Relationships and Related Transactions, and Director Independence” for the related party effects of the lease.

We are also currently renting office and storage space in Long Island, New York with the following terms attached to the lease:

•	The lease term: Twelve months commencing July 1, 2023 until June 30, 2024.

•	Rent is approx.: $1,601 per month

ITEM 3.	LEGAL PROCEEDINGS

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

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

As of the date of this Annual Report, there is no known material litigation or claims against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is qualified for quotation on the OTCQX under the symbol “MDNC” and has been quoted on the OTC since March 2023. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

Holders

As of July 1, 2024, we had 63 shareholders of common stock per transfer agent’s shareholder list.

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

Results of Operations for the Years February 29, 2024 and February 28, 2023

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the year ended February 29, 2024 was $5,020,391 compared to $999,579 in revenue being recorded in the year ended February 28, 2023, an increase of $4,020,812.

The reason for the higher sales growth was due to various new distribution agreements in the surgical specialty of cardiology the Company entered into. These agreements are short term in nature and can be cancelled on non-performance clauses by either party. It has a strong geographical country specific risk which is mainly concentrated to South Africa. This led to increased revenues in South Africa. The rapid sales growth is attributable to the fact that these distributors already have existing business as well as a reputation for quality product in South Africa. Disa Medinotec got awarded these contracts due to years of good relationships between the external third party distributors and the current executive management of Disa Medinotec. In addition, the Company realized sales for its Trachealator in the United States with no such sales inside the United States for the prior year period.

The increase for the sales of the Trachealator product, is substantiated by the roll out of this product as our lead product in the non-occlusive tracheal dilation market and the increase in its popularity and use within these territories.

The Company recently embarked on obtaining various distribution contracts from principals to ensure a full sales basket and cash generation to sustain growth and product development in the near future.

No revenue was generated by affiliations to related parties during the year ending February 29, 2024.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	Feb 29, 2024 $	Feb 28, 2023 $
Outside of United States of America
Internally Designed/Manufactured Sales	976,291	978,112
Distribution Agreement Sales	3,490,133	—
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	553,967	21,467
	5,020,391	999,579

The following table sets forth financial information by reportable segment for the years ending February 29, 2024 and February 28, 2023:

1.	Income/(loss) from operations

	Inside the United States		Outside the United States		Total
	2024	2023	2024	2023	2024	2023
Revenue	$553,967	$21,467	$4,466,424	$978,112	$5,020,391	$999,579
Cost of goods sold	(47,708)	(1,746)	(2,530,214)	(416,011)	(2,577,922)	(417,757)
Gross profit	506,259	19,721	1,936,210	562,101	2,442,469	581,822
Selling expenses	(30,611)	(9,644)	(53,953)	(44,174)	(84,564)	(53,818)
Depreciation expense	—	—	(63,948)	(53,553)	(63,948)	(53,553)
General and administrative expenses	(477,226)	(259,487)	(1,193,802)	(388,685)	(1,671,028)	(648,172)
Research and development expenses	—	—	(22,351)	(64,866)	(22,351)	(64,866)
Income/(loss) from operations	$(1,578)	$(249,409)	$602,156	$10,822	$600,578	$(238,587)
Provision for impairment of note receivable	(642,012)	—	—	—	(642,012)	—

2.	Total Assets

	Inside the United States		Outside the United States		Total
	2024	2023	2024	2023	2024	2023
Total assets	$2,697,502	$3,248,703	$2,106,777	$1,241,729	$4,804,279	$4,490,432

The major component of total assets is "Cash" of $2,808,910 for the year ending February 29, 2024 and $2,827,457 for the year ending February 28, 2023. A significant portion of this is maintained Inside the United States in USD of $2,478,434 for the year ending February 29, 2024 and $2,582,272 for the year ending February 28, 2023

Cost of Goods

The Consolidated Medinotec Group of Companies recorded cost of goods of $2,577,922 constituting a gross profit percentage of 49% for the year ending February 29, 2024 down from $417,757 for the year ending February 28, 2023 with a gross profit percentage of 58%.

The most material change in the increase in the cost of goods is that it functions in a direct correlation to sales and therefore the cost of goods followed the same upward trend as sales.

Due to the fact that distribution revenues are distributed at lower gross profit margins than internally designed products, there has been a substantial increase in the cost of goods, which has a direct correlation to the amount of distribution sales generated.

No related party transactions are recorded in cost of sales for the year ending February 29, 2024.

Operating Expenses

The Consolidated Medinotec Group of Companies operating expenses were $1,841,891 for the year ended February 29, 2024, up from $820,409 for the year ended February 28, 2023.

Due to the consistent growth of the company and the popularity of the product, there was also an increase in general compliance costs.

One of the major components that affects the operating expenses is the costs of compliance for the business. Certain costs are once off in nature and others will be recurring. This will be determined after the markets were entered and all regulatory requirements met.

	The Consolidated Medinotec Group of Companies for the Years Ended
	Feb 29, 2024 $	Feb 28, 2023 $
Compliance cost	186,338	218,694

	Medinotec Inc Group Consolidated Years Ended
	Feb 29, 2024 $	Feb 28, 2023 $
Depreciation and amortization expense	63,948	53,553
General and administrative expenses	1,671,028	648,172
Research and development expenses	22,351	64,866
Selling expenses	84,564	53,818
Total operating expenses	1,841,891	820,409

Limited R&D activities were conducted in 2024 due to the focus on rolling out the Trachealator in the United States which consumed all production and testing resources. R&D activities have resumed and are expected to increase in the next financial year.

General and administrative expenses showed significant growth mainly due to increases in independent contractor fees  in the United States and more staff for the new Cardiology distribution Revenues.

Other costs included but not as material: indemnity insurance and payments made to service providers as part of obtaining our quotation on the OTCQX markets and costs relating to the quotation on the OTC markets that will not be non-recurring in the future are estimated at $30,000 and all other costs will be repeated in the future.

Non-operating income and expenses

Note Receivable

The Company decided to provide full impairment against Innovative Outcomes note receivable on November 30, 2023 which totaled S642,012. This decision was made in prudence due to the fact that the receivable is not backed by any Trachealator revenue streams anymore and does not change that Innovative Outcomes will still be liable for payment of this in the future Interest will accrue as normal until maturity date. No impairment was recorded during fiscal 2023.

Interest expense

Interest expense relates mostly to interest on the related party loan. Another component of interest expense relates to interest paid to our logistics service provider.

Interest income

Interest income relates to interest earned on notes receivable for the year as well as interest earned on a tax refund receivable during the year.

Net Loss

The Consolidated Medinotec Group of Companies for the year ending February 29, 2024 showed total net loss of $404,688 compared to a loss of $352,735 for the year ended February 28, 2023.

The change is mainly attributable to the higher sales of the new cardiology distribution business in South Africa and increased sales of the Trachealator, an internally designed and manufactured product sold in the United States.

The increased sales positioned the Company in a net profit, however, due to the impairment made on the note receivable, the Company showed an increase in net loss for the year ended February 29, 2024.

Liquidity and Capital Resources

As of February 29, 2024, the Company had total current assets of $4,379,297 and total assets in the amount of $4,804,279. Total current liabilities as of February 29, 2024, were $827,453. The Company had working capital of $3,551,844 as at February 29, 2024. In comparison, as of February 28, 2023, the Company had total current assets of $3,369,478 and total assets in the amount of $4,490,432. Total current liabilities as of February 28, 2023, was $71,311. Consolidated, we had working capital of $3,298,167 as of February 28, 2023.

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

Our audited Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator. During the quarter ending November 30, 2023, the Company also obtained cardiology distribution revenues in South Africa, which significantly contributed to the overall profitability of the Company. With the research and development phase of most products completed, we expect to see an increase in sales being realized against the sales expenditure incurred.

Cash Flows

The following table summarizes our cash flows from continuing operations for the periods indicated:

	2024	2023
Net cash provided by (used in):
Operating Activities	14,242	(490,549)
Investing Activities	10,125	(529,723)
Financing Activities	(8,092)	3,577,194

Cash flows from Operating Activities

The increase in net cash provided by operating activities from continuing operations for year ended February 29, 2024 over the prior year comparable period was due to a $51,953 increase in net loss, as well as changes in assets and liabilities that had a current period cash flow impact, such as $500,912 of changes in working capital. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $642,012 impairment provision on notes receivable and a $34,672 increase in depreciation, a $120,598 variance in deferred income taxes, a $139,712 change in provisions and a bad debt write of amounting to $52,133 that was not present in the previous financial year.

Cash flows from Investing Activities

The increase in net cash provided by investing activities was due to a decrease in the issuance of long-term debt relating to the Innovative Outcomes note receivable in 2023.

Cash flow from Financing Activities

Cash flow used in financing activities in 2024 consisted of the repayment of the related party loan. Cash flow provided by financing activities in 2023 consisted of a $3,577,194 private placement.

Off Balance Sheet Arrangements

As of February 29, 2024, there were no off-balance sheet arrangements.

Critical Accounting Policies

While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the accounting policies below are most critical to understanding our financial condition and historical and future results of operations.

Revenue

The Company generates revenues through two distinct revenue sources:

•	From the sale of high-quality medical devices which are self-manufactured through in-depth research and development; and

•	Through the distribution of finished products on behalf of other principals around the world into pre-agreed territories which are usually exclusive territories granted by such principal.

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

Revenue from the sale of self-manufactured products

These products are developed in-house.

The Company’s clients are billed based on a pricelist that is agreed on in each customer’s contract. Orders are shipped on a per order basis from the Company’s warehouse with Free-On-Board Inco terms.

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

Revenues relating to the distribution of products are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products.

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

Allowance for note receivable impairment

The Company records allowances for loan impairment when it is determined that the Company will be unable to collect all amounts due according to the terms of the underlying agreement. Interest income on impaired loans is recognized only when interest payments are received.

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

The provision for stock obsolescence is assessed at the end of every reporting period. Due to the long shelf life of our products as well as the ability the resterilize products to reset the shelf life, this provision, in managements opinion, will never increase significantly.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in Part II, Item 15 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

On June 20, 2023, we dismissed Mercurius & Associates LLP as our independent registered public accounting firm and, on June 20, 2023, we engaged BDO South Africa Inc. as our independent registered public accounting firm. The engagement of the new accountant was approved by our Audit Committee of the Board of Directors.

For the years ended February 28, 2023 and 2022, and through the interim period ended June 20, 2023, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K of the rules and regulations of the U.S. Securities Exchange Commission (the “SEC”)) with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

For the years ended February 28, 2023 and 2022, and through the interim period ended June 20, 2023, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K of the rules and regulations of the SEC). Our management determined that our internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

•	The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending February 28, 2023. Management evaluated the impact of the Company’s failure to have written documentation of our internal controls and procedures on its assessment of the Company’s disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of its failure to have segregation of duties on the Company’s assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs the Company’s employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Company’s Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Other than as disclosed above, there were no reportable events for the years ended February 29, 2024 and February 28, 2023. Our Board of Directors discussed the subject matter of each reportable event with the former accountant. We authorized the former accountant to respond fully and without limitation to all requests of the new accountant concerning all matters related to the audited period by the former accountant, including with respect to the subject matter of each reportable event.

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

Based on the evaluation performed as of February 29, 2024, as a result   of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of February 29, 2024, at the reasonable assurance level due to the material weaknesses described below.

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended February 29, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices and represented a material weakness.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of February 29, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ending 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fourth quarter ended February 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Gregory Vizirgianakis	45	President, Secretary, CEO and Director
Pieter van Niekerk	39	CFO, Treasurer and Director
Stavros G. Vizirgianakis	52	Director
Joseph P. Dwyer	68	Director
Athanasios Spirakis	62	Director (1)

(1)	Appointed as Director on October 11, 2023.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Gregory Vizirgianakis

The Company is led by Dr Vizirgianakis as the Chief Executive Officer, a qualified medical doctor, with a specialty interest in the field of neuroscience. He has many years of experience in the international and South African health markets. Dr Vizirgianakis is the founding ultimate shareholder of DISA Medinotec Proprietary Limited and has been involved in several successful entrepreneurial ventures. For the last five years, Dr. Vizirgianakis has been employed as CEO of Minoan Medical nd DISA Medinotec Proprietary Limited.

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

Pieter van Niekerk

Mr. Pieter van Niekerk is a qualified Chartered Accountant and the Company's CFO and has been involved in multiple listings on various exchanges in the United States of America and South Africa. He has 10 years executive management experience and has been nominated as one of the “Top 35 under 35 Chartered Accountants” in South Africa for two consecutive years. For the last five years, Mr. van Niekerk has been employed as CFO of Minoan Medical and DISA Medinotec Proprietary Limited.

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

Joseph P. Dwyer

Mr. Dwyer has been serving as the Chief Financial Officer of Archive360, LLC since June, 2022. He served as Misonix’s Chief Financial Officer from August 2, 2017 through November 2021, and then as a financial consultant to Misonix’s acquirer, Bioventus, through April, 2022. From June 2015 to July 2017, Mr. Dwyer provided financial consulting and advisory services to various companies, through the firms Dwyer Holdings and TechCXO. Prior thereto, from November 2012 until June 2015, he was Chief Financial Officer of Virtual Piggy, Inc., a publicly traded technology company. Prior to joining Virtual Piggy, Mr. Dwyer served as chief financial officer of Open Link Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets.

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

Athanasios Spirakis

Having received two Masters of Science degrees in Electromechanical & Computer Engineering as well as in Biomedical Engineering in 1984 and 1988 respectively, Mr. Spirakis embarked in an academic career in 1989 becoming a Senior Lecturer and the Head of the Biomechanics Group at the Department of Biomedical Engineering of the University of Cape Town.

During Mr Spirakis’ tenure, besides his academic outputs in the form of publications, conference presentations, post-graduate students’ supervision and lecturing, Mr. Spirakis undertook consulting research projects in total Knee and Hip Arthroplasty for Johnson & Johnson (DePuy) and designed orthopaedic implants which were subsequently manufactured by South African & international companies such as Zimmer (now Zimmer-Biomet).

In 1995, Mr. Spirakis left the academic world and assumed the responsibilities of Research & Development as well as Quality Assurance & Regulatory Affairs Directorships within Macmed Orthopaedics, a manufacturer of total joint prostheses and spinal implants till the end of 1999.

In 2000 Mr. Spirakis became the Business Development Director of two sister South African marketing and selling medical devices organizations, namely SA Biomedical and Orthomedics.

The former dealing in medical devices for a large variety of surgical specialties (Cardiac / Vascular / General Surgery / Arthroscopy / Urology / ENT) and the later in total joint replacements. Orthomedics was acquired by J&J in 2008 and Mr. Spirakis continued his involvement as a business development director till 2011 when he became one of the founders and director of Advanced Orthopaedics.

In 2016 Mr. Spirakis accepted the Chief Executive Officer position within Elite Surgical, a South African medical devices manufacturer and held it till 2021 when he decided to join Minoan Medical / Disa Life Sciences as their Chief Operating Officer.

Aside from that provided above, Mr. Spirakis does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director.

Family Relationships

Aside from Gregory Vizirgianakis and Stavros G. Vizirgianakis, who are brothers, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Audit Committee

On May 5, 2023, in connection with a requirement for quotation on the OTCQX markets, our Board of Directors authorized the creation of an Audit Committee. Gregory Vizirgianakis, Athanasios Spirakis and Joseph P. Dwyer currently serve on the Audit Committee.

Athanasios Spirakis and Joseph P. Dwyer have been determined by the Board to be independent directors within the meaning of NASDAQ Rule 5605. Mr. Dwyer was identified and designated by the Board as an “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K.

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures, including our internal control over financial reporting, and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending February 29, 2024, the Audit Committee:

•	Reviewed and discussed the audited financial statements with management, and
•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended February 29, 2024 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

At the 2023 annual meeting of the shareholders, our shareholders did not ratify the appointment of BDO South Africa Inc. as our independent registered public accounting firm for fiscal 2024. As a result of the vote, our audit committee plans to conduct an inquiry into the reasons why ratification was not approved by the shareholders and report its findings to the board of directors for consideration.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 29, 2024 and February 28, 2023.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Vizirgianakis	2024	—	—	—	—	—	—	6,597	—
CEO	2023	—	—	—	—	—	—	—	—
Peter van Niekerk	2024	—	—	—	—	—	—	3,958	—
CFO	2023	—	—	—	—	—	—	—	—

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of February 29, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Gregory Vizirgianakis	-	-	-	-	-	-	-	-	-
Peter van Niekerk	-	-	-	-	-	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 1, 2024 , the beneficial ownership of our common and preferred stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise noted, the address of each beneficial owner is located at Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue | North Riding | 2169.

Title of class	Name and address of beneficial owner (1)	Number of shares - Beneficial ownership	Percent of class (2)
Common	Gregory Vizirgianakis(3)	4,750,179	40.5%
Common	Pieter van Niekerk	401,965	3%
Common	Stavros G. Vizirgianakis(4)	4,750,179	40.5%
Common	Joseph P. Dwyer	0	0%
Common	Athanasios Spirakis	0	0%
Total of All Directors and Executive Officers (5 persons):		9,902,323	84%
More Than 5% Beneficial Owners:
NONE

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 11,733,750 voting shares as of July 1, 2024.
(3)	Includes 1,108,327 shares held in his name and 3,641,852 shares held in King Style Investments, formed in Cyprus, in which Gregory has beneficial ownership over 43.39655% of the shares held by King Style Investments.
(4)	Includes 4,750,179 shares held in King Style Investments, formed in Cyprus, in which Stavros has beneficial ownership over 56.60345% of the shares held by King Style Investments.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Summary

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Vascular Distribution Proprietary Limited trading as DISA Life Sciences	Distributor appointed by DISA Medinotec Proprietary Limited for Africa	Sales Income

Pieter van Niekerk – Serves as independent non-executive according to distribution agreement

Pieter van Niekerk resigned as a non-executive director on October 14, 2022 and therefore the related party relationship ceased to exist on the same date.

n/a external third party
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis

Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical.

Set forth below is a table showing the Consolidated entities’ rent paid for the year ended February 29, 2024, with Minoan Capital:

	February 29, 2024	February 28, 2023
Rent	32,142	39,984

Rent is comparable to rent charged for similar properties in the same relative area. The Consolidated entities do market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

The Company leases office and warehouse spaces under a cancelable operating lease agreement with contractual terms from August 1, 2023, to July 31, 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.

b. Loan

Loans payable consists of a $1,769,957 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability. The Company has a period of 3 years after the IPO date or a date at which the Company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The Minoan Medical loan decreased by $93,109 during the year ended February 29, 2024.

The prevailing prime lending rate on the quarter ending February 29, 2024 in South Africa is 11.75%. The interest charged for the year was $236,873 and a 1% movement in the interest rates constitutes a value of $20,159. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa.

The Consolidated entities, particularly Medinotec Inc. have the option to settle earlier and settlement can be in cash or any form of equivalent.

Minoan Medical’s ultimate beneficial owner is the CEO of the Medinotec Group of Companies Dr. Gregory Vizirgianakis and is used to hold his investments of which DISA Medinotec Proprietary Limited Incorporated was one before was got transferred into the Medinotec Group of Companies. Pieter van Niekerk also serves as a director on Minoan Medical.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

BDO served as our independent registered auditors for the year ended February 29, 2024.

Audit Fees

Please refer below for the total audit fees for the Company’s fiscal years ended February 29, 2024 and February 28, 2023, for professional services rendered by our independent auditors for the audit and review of our financial statements.

	February 29, 2024	February 28, 2023
Audit Fees	166,271	120,561

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended February 29, 2024 and February 28, 2023, respectively.

Tax Fees

For the Company’s fiscal years ended February 29, 2024 and February 28, 2023, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended February 29, 2024 and February 28, 2023, we were not billed any other fees by our auditors.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS.

The following documents are included on pages F-1 through F-23 attached hereto and are files as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.(a)(2) EXHIBITS.

(a)(2)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Share Exchange Agreement, dated March 2, 2022	S-1	2.1	6/2/2022

3.1	Articles of Incorporation	S-1	3.1	6/2/2022

3.2	Articles of Amendment	S-1	3.3	6/2/2022

3.3	Bylaws	S-1	3.3	6/2/2022

4.1	Unsecured Revolving Promissory Note, dated September 16, 2022	S-1/A	4.1	11/2/2022

4.2	Description of Registrant’s Securities				X

10.1	Lease Agreement dated January 28, 2020 between Minoan Capital and DISA Medinotec Proprietary Limited	S-1/A	10.1	8/4/2022

10.2	Exclusive Distribution Agreement dated March 1, 2020 between Disa Life Sciences Proprietary Limited and DISA Medinotec Proprietary Limited	S-1/A	10.2	8/4/2022

10.3	Letter of Offer, dated April 26, 2021 with Gregory Vizirgianakis	S-1/A	10.3	8/30/2022

10.4	Letter of Offer, dated April 26, 2021 with Peter van Niekerk	S-1/A	10.4	8/30/2022

10.5	Letter of Offer, dated June 13, 2021 with Stavros Vizirgianakis	S-1/A	10.5	8/30/2022

10.6	Letter of Offer, dated June 13, 2021 with Joseph P Dwyer	S-1/A	10.6	8/30/2022

10.7	Loan Certificate dated Mary 1, 2017	S-1/A	10.7	8/30/2022

21.1	List of Subsidiaries Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	10-K	21.1	5/30/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	SIGNATURE	TITLE

July 3, 2024	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

July 3, 2024	/s/ Peter van Niekerk	Chief Financial Officer and Director
	Peter van Niekerk	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

July 3, 2024	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

July 3, 2024	/s/ Peter van Niekerk	Chief Financial Officer and Director
	Peter van Niekerk	(Principal Financial Office and Principal Accounting Officer)

DATE	SIGNATURE	TITLE

July 3, 2024	/s/ Stavros G. Vizirgianakis and	Director
Stavros G. Vizirgianakis

DATE	SIGNATURE	TITLE

July 3, 2024	/s/ Joseph P. Dwyer	Director
Joseph P. Dwyer

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDINOTEC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

Tel: +27 011 488 1700 Fax: +27 010 060 7000 www.bdo.ca.za	Wanderers Office Park 52 Corlett Drive Illovo, 2196

Private Bag X60500
Houghton, 2041
South Africa

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Medinotec Inc.

Johannesburg, South Africa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Medinotec Inc. (the “Company”) as of February 29, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO South Africa Inc.

BDO South Africa Incorporated

Registered Auditors

Jacques Barradas

We have served as the Company's auditor since 2023.

Johannesburg, South Africa

July 03, 2024

BDO South Africa Incorporated

Registration number: 1995/002310/21

Practice number: 905526

VAT number: 4910148685

Chief Executive Officer: LD Mokoena

A full list of all company directors is available on www.bdo.co.za

The company’s principal place of business is at The Wanderers Office Park, 52 Corlett Drive, Illovo, Johannesburg where a list of directors’ names is available for inspection. BDO South Africa Incorporated, a South African personal liability company, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

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

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2022

PCAOB #3223

New Delhi, India

May 30, 2023

Consolidated Balance Sheets for the Medinotec Group of Companies as of February 29, 2024 and February 28, 2023

	2024 $	2023 $
Assets
Current Assets
Cash	2,808,910	2,827,457
Accounts receivable, net of allowances	589,761	21,074
Inventory	863,452	354,304
Other current assets	117,174	166,643
Total Current Assets	4,379,297	3,369,478
Note receivable	—	605,130
Property, plant and equipment, net of accumulated depreciation	320,122	406,873
Deferred tax asset	42,881	108,951
Operating right-of-use asset	61,979	—
Total Assets	$4,804,279	$4,490,432
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	801,550	71,311
Due to stockholders/Directors	1,587	—
Operating lease liability, current portion	24,316	—
Total current Liabilities	827,453	71,311
Long Term Liabilities
Loans payable	1,769,957	1,863,066
Operating lease liability, net of current portion	39,698	—
Total Liabilities	2,637,108	1,934,377
Equity
Capital stock	11,734	11,734
Capital stock additional paid in capital	3,296,391	3,296,391
Retained earnings (Accumulated deficit) - ending	(1,241,325)	(836,637)
Accumulated other comprehensive income	100,371	84,567
Total Equity	2,167,171	2,556,055
Total Liabilities and Equity	$4,804,279	$4,490,432

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss for the Medinotec Group of Companies for the Years Ended February 29, 2024 and February 28, 2023

	2024 $	2023 $

Revenue	5,020,391	999,579
Cost of goods sold	(2,577,922)	(417,757)
Gross profit	2,442,469	581,822
Operating expenses
Selling expenses	(84,564)	(53,818)
Depreciation and amortization expense	(63,948)	(53,553)
General and administrative expenses	(1,671,028)	(648,172)
Research and development expenses	(22,351)	(64,866)
Total operating expenses	(1,841,891)	(820,409)
Income/(loss) from operations	600,578	(238,587)
Non operating income and expenses
Interest income	60,590	22,507
Interest expense	(277,230)	(226,814)
Other revenue/(expense)	4,304	51,417
Provision for impairment of note receivable	(642,012)	—
Total non-operating income and expenses	(854,348)	(152,890)
Loss before income taxes	(253,770)	(391,477)
Income taxes
Current income taxes	(81,198)	—
Deferred income taxes	(69,720)	38,742
Net (loss)	(404,688)	(352,735)
Net loss per share, basic and diluted:	(0.03)	(0.03)
Weighted average shares used in computing net loss per share, basic and diluted	11,733,750	11,733,750

Net (loss)	(404,688)	(352,735)
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	15,804	80,650
Other comprehensive income/(loss)	15,804	80,650
Comprehensive loss	(388,884)	(272,085)

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Stockholders’ Equity / (Deficit) for the Years Ended February 29, 2024 and February 28, 2023

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Retained Earnings/(Accumulated Deficit) $	Accumulated Comprehensive Income $	Total $
Balance, March 1,2022	10,000,000	10,000	—	483,902	3,917	(469,985)
Net (loss) for the period	—	—	—	(352,735)	—	(352,735)
Other comprehensive income / (loss)	—	—	—	—	80,650	80,650
Stock issued
Stock issued – pursuant to acquisitions @S2 per share	1,733,750	1,734	3,465,766	—	—	3,467,500
Raising fee capitalized	—	—	(169,375)	—	—	(169,375)
Balance February 28, 2023	11,733,750	11,734	3,296,391	(836,637)	84,567	2,556,055
Net (loss) for the period	—	—	—	(404,688)	—	(404,688)
Other comprehensive income / (loss)	—	—	—	—	15,804	15,804
Balance, February 29, 2024	11,733,750	11,734	3,296,391	(1,241,325)	100,371	2,167,171

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended February 29, 2024 and February 28, 2023

	2024 $	2023 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(404,688)	(352,735)
Depreciation	88,225	53,553
Foreign currency transaction gain (loss), unrealized	(3,916)	(80,643)
Deferred income taxes and tax credits	97,273	(23,325)
Provisions	139,712	(169,375)
Interest	—	156,070
Impairment provision on notes receivable	642,012	—
Bad debt write-off	52,133	—
Operating lease liability	(13,299)	—
(Increase)/Decrease in prepayments	(10,674)	—
(Increase)/Decrease in receivables	(631,248)	(21,019)
(Increase)/Decrease in inventories	(480,640)	84,619
Increase/(Decrease) in accounts payable and accrued expenses	621,650	(137,708)
Net cashflow from / (used in) operations	96,540	(490,549)
Accrued interest	(49,262)	—
Tax paid	(33,036)	—
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	14,242	(490,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(2,255)	55,277
Cash received from note receivable	12,380	(585,000)
TOTAL CASH FLOWS FROM/(USED BY) INVESTING ACTIVITIES	10,125	(529,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,588	279,069
Repayment of debt	(9,680)	—
Proceeds from issuance of common stock	—	3,298,125
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(8,092)	3,577,194
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	(34,822)	138,958
Net cash increase (decreases) in cash and cash equivalents	(18,547)	2,695,880
Cash and cash equivalents at beginning of period	2,827,457	131,577
Cash and cash equivalents at end of period	2,808,910	2,827,457

Supplemental disclosures
Interest income	60,590	22,507
Interest expense	(277,230)	(226,814)
Right-of-use Assets in exchange for lease liabilities	76,940	—

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Description of Business

Medinotec Inc. is a US-based company with a primary investment and operations in DISA Medinotec Proprietary Limited (“DISA Medinotec”), a South African medical device manufacturing and distribution company, which in management’s opinion is a global leader in tracheal non-occlusive airway dilation technology and medical device design. “The Company” consists of Medinotec Inc. in Nevada, which primary operations in the United States is in Long Island, New York. and its wholly owned subsidiaries, Medinotec Capital Proprietary Limited and DISA Medinotec, of which both are incorporated in South Africa. Combined, the Company has experience in establishing facilities for the manufacturing and design of niche medical devices and establishing international distribution networks to commercialize these devices.

The Company is seeking to expand sales and distribution operations into the United States of America and other markets.

The Company’s audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company received FDA 510(k) approval through the substantial equivalence process for Class II medical devices for its main product, the Trachealator, in November 2021.

The reason for the higher sales growth was due to various new distribution agreements in the surgical speciality of cardiology the Company entered into. These agreements are short term in nature and can be cancelled on non-performance clauses by either party. It has a strong geographical country specific risk which is mainly concentrated to South Africa. This led to increased revenues in South Africa. The rapid sales growth is attributable to the fact that these distributors already have existing business as well as a reputation for quality product in South Africa. Disa Medinotec got awarded these contracts due to years of good relationships between the external third party distributors and the current executive management of Disa Medinotec. In addition, the Company realized sales for its Trachealator in the United States with no such sales inside the United States for the prior year period.

The Company recently embarked on obtaining various distribution contracts from principals to ensure a full sales basket and cash generation to sustain growth and product development in the near future.

2. Significant Accounting Policies
a. Nature of business/basis of preparation
Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Emerging Growth Company (ECG) status

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

Prior period reclassification

Certain prior period amounts in the consolidated statements of operations and comprehensive loss and consolidated balance sheets have been reclassified to conform with the current period presentation.

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

ii. Exposed to currency variations in subsidiary

The primary operations and functional currency of both Disa Medinotec (Pty) Ltd and Medinotec Capital (Pty) Ltd is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income.

The functional currency as well as the reporting currency for Medinotec Inc is the US Dollar.

c. Cash and cash equivalents
i. Highly liquid investments

The Medinotec Group of Companies considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist primarily of term deposits and certificates of deposit. Investments with maturities from greater than three months to one year are classified as short-term investments, while those with maturities in excess of one year are classified as long-term investments. Cash equivalents and short-term investments are stated at cost which approximates market value.

d. Accounts Receivable
i. Allowance based on a review and management evaluation

Accounts receivables are presented on the consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable represent the maximum credit risk exposure of these assets.

In accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit losses that reflects its best estimate of the lifetime expected credit losses.

One major client constitutes 83% of the accounts receivable balance as at February 29, 2024, compared to 0% on February 28, 2023.

An allowance for credit losses is calculated taking into account all accounts older than 121+ days.

e. Property, plant and equipment
i. Depreciation rates

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for using the straight-line method over the estimated useful lives as follows for the major classes of assets:

Plant and machinery	10 years
Laboratory equipment	5 years
Furniture and fixtures	6 years
Motor vehicles	5 years
Computer equipment	3 years
Office equipment	6 years
Computer software	2 years
Leasehold improvements	3 years
Small assets	1 year

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

h. Leases

We determine if an arrangement is a lease at inception. We determine the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. We use the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. We account for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted for with the remaining ROU asset.

Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives. Variable costs, such as common area maintenance costs and additional payments for percentage rent, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. As the implicit rate of the leases is not determinable, we use an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments in determining the present value of the lease payments. Lease expenses are recognized on a straight-line basis over the lease term. We do not recognize ROU assets on lease arrangements with a term of 12 months or less.

i. Allowance for loan impairment

The Company records allowances for loan impairment when it is determined that the Company will be unable to collect amounts due to the Company according to the terms of the underlying agreement.

j. Employee benefit plans

The Company contributes 2.5% for eligible employees to a pension plan registered under the laws of South Africa. The Company also contributes a portion of the medical aid contribution for eligible employees to an approved medical insurance scheme.

k. Income taxes

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

l. Financial instruments
i. Fair Value Measurements

Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The consolidated entities follow the established framework for measuring fair value and expands disclosures about fair value measurements.

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

iii. Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the year ended February 29, 2024 was $15,804 compared to $80,650 for the year ended February 28, 2023.

iv. Interest rate Risk

Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

The interest rate risk relates solely to the related party loan.

m. Comprehensive income / loss
i. Comprehensive income / loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to our operations. Refer to Consolidated Statements of Comprehensive Loss.

Total foreign currency transaction gains for the year ended February 29, 2024 was $15,804, compared to $80,650 for the year ended February 28, 2023.

n. Revenue recognition

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

Revenue from the sale of self-manufactured products

These products are developed in-house.

The Company’s clients are billed based on a pricelist that is agreed on in each customers contract. Orders are shipped on a per order basis from the Company’s warehouse with Free-On-Board Inco terms.

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

The Company sells a significant amount to DISA Life Sciences. For the year ending February 29, 2024, 86% of the Company's total revenue is derived from this single customer in the distribution environment in South Africa compared to 62% for the year ending February 28, 2023.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	Feb 29, 2024 $	Feb 28, 2023 $
Outside of United States of America
Internally Designed/Manufactured Sales	976,291	978,112
Distribution Agreement Sales	3,490,133	—
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	553,967	21,467
	5,020,391	999,579

The following table sets forth financial information by reportable segment for the years ending February 29, 2024 and February 28, 2023:

1.	Income/(loss) from operations

	Inside the United States		Outside the United States		Total
	2024	2023	2024	2023	2024	2023
Revenue	553,967	21,467	4,466,424	978,112	5,020,391	999,579
Cost of goods sold	(47,708)	(1,746)	(2,530,214)	(416,011)	(2,577,922)	(417,757)
Gross profit	506,259	19,721	1,936,210	562,101	2,442,469	581,822
Selling expenses	(30,611)	(9,644)	(53,953)	(44,174)	(84,564)	(53,818)
Depreciation expense	—	—	(63,948)	(53,553)	(63,948)	(53,553)
General and administrative expenses	(477,226)	(259,487)	(1,193,802)	(388,685)	(1,671,028)	(648,172)
Research and development expenses	—	—	(22,351)	(64,866)	(22,351)	(64,866)
Income/(loss) from operations	(1,578)	(249,409)	602,156	10,822	600,578	(238,587)
Provision for impairment of note receivable	(642,012)	—	—	—	(642,012)	—

2.	Total Assets

	Inside the United States		Outside the United States		Total
	2024	2023	2024	2023	2024	2023
Total assets	2,697,502	3,248,703	2,106,777	1,241,729	4,804,279	4,490,432

The major component of total assets is "Cash" of $2,808,910 for the year ending February 29, 2024 and $2,827,457 for the year ending February 28, 2023. A significant portion of this is maintained Inside the United States in USD of $2,478,434 for the year ending February 29, 2024 and $2,582,272 for the year ending February 28, 2023.

o. Cost of goods sold

Cost of goods sold consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices.

p. General and administrative expenses

General and administrative expenses consists mostly of personnel costs, consulting fees as well as audit fees.

q. Research and development

All research and development expenses are expensed as incurred and are included in operating expenses.

r. Interest expense

Interest expense relates mostly to is an unsecured loan from Minoan Medical which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.75% at year end. The terms of this loan are deemed to be market related.

s. Earnings per share

Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding during each year.

The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

t. Principles of consolidation
i. Consolidated - all intercompany transactions eliminated

The consolidated financial statements include the accounts of Medinotec Inc., Medinotec Capital Proprietary Limited and the financial statements of DISA Medinotec Proprietary Limited, known as “the Company”. All significant intercompany transactions have been eliminated.

u. Use of estimates
i. Actual results could differ

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and may have an impact on future periods.

v. Recently issued accounting standards

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

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

3.       Fair Value Measurements

The Consolidated entities report all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

At February 29, 2024 and February 28, 2023, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4. Property, plant and equipment
a. Accounts by year end

Property, plant and equipment consist of the following:

	Feb 29, 2024 $	Feb 28, 2023 $
Leasehold improvements	—	19,134
Computer software	—	58,551
Office equipment	—	7,273
Motor vehicles	11,889	12,446
Small assets	—	14,146
Plant and machinery	1,056,830	1,104,182
Furniture and fittings	99,098	103,578
Computer equipment	145,891	152,731
Laboratory equipment	238,799	249,995
Total cost	1,552,507	1,722,036
Foreign currency adjustment	35,626	90,379
Total accumulated depreciation	(1,268,011)	(1,405,542)
Total	320,122	406,873

Depreciation of property, plant and equipment totaled approximately $88,225 for the period ending February 29, 2024 compared to $53,553 for the period ending February 28, 2023.

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

Depreciation of $24,277 was allocated to Cost of Goods Sold for the year ending February 29, 2024, compared to $26,777 for the year ending February 28, 2023

5. Inventories
a. Accounts by period

Inventory consists of the following:

	2024 $	2023 $
Stock on hand	861,451	381,390
Less provisions for obsolescence	(10,221)	(27,086)
Goods in transit	12,223	—
Total	863,452	354,304

6. Note receivable

	2024 $	2023 $
Note receivable	—	605,130
Total	—	605,130

The Trachealator product obtained FDA approval in November 2021, which allowed the Company to sell this product into the United States of America. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and become payable later in the 2024 financial year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is not backed by any Trachealator revenue streams anymore. This does not change that Innovative Outcomes will still be liable for payment of this in the future Interest will accrue as normal until maturity date. Should payments be received this provision will be reversed with the same amount of cashflow received.

7. Loans Payable
a. Loans from related parties

	2024 $	2023 $
Minoan Medical Proprietary Limited
Opening balance	1,862,793	1,583,672
Interest	236,873	178,584
Received/Issued	2,076,257	3,329,201
Repayments	(2,323,089)	(3,228,716)
Foreign exchange difference	(83,326)	232
Closing balance	1,769,688	1,862,793

Minoan Capital Proprietary Limited
Opening balance	273	325
Foreign exchange difference	(4)	(53)
Closing balance	269	273

Total debt	1,769,957	1,863,066

Minoan Medical Proprietary Limited:

Loans payable consists of a $1,769,688 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability The Company has a period of 3 years after the IPO date or a date at which the Company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.. The prevailing lending rate in South Africa was 11.75% at year end compared to 10.75% on February 28, 2023. The terms of this loan are deemed to be market related.

The Minoan Medical loan decreased by $93,105 during the year ended February 29, 2024.

The interest charged for the year was $236,873 and a 1% movement in the interest rates constitutes a value of $20,159.

The Company has the option to early settlement in cash or any form of equivalent.

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

8. Accounts payable and accrued expenses
a. Accounts payable by period

Accounts payable consist of the following:

	2024 $	2023 $
Trade accounts payable	588,640	53,615
Accrued payroll, payroll taxes and leave pay	11,684	6,995
Provision for professional fees	92,000	—
Royalties payable	35,139	10,701
Tax liability	53,646	—
Other payables	20,441	—
Total	801,550	71,311

 One major European Cardiac supplier constitutes 61% (0% in prior period) of the total trade accounts payable

9. Commitments
a. Leases and deferred rent

The Company leases office and warehouse spaces under a cancelable operating lease agreement with contractual terms from August 1, 2023 to July 31, 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.

Rental expense for operating leases for the period ended February 29, 2024 was $32,432compared to $39,984 for the period ended February 28, 2023

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of February 29, 2024 was as follows:

Years ending February 28:	Amounts

2025	30,556
2026	30,556
2027	12,731
Total undiscounted lease payments:	73,843
Less: Imputed Interest	(9,829)
Total operating lease liabilities	64,014

Operating lease liabilities, current portion	24,316
Operating lease liabilities, net of current portion	39,698

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

From time to time, the Consolidated entities are subject to various claims that arise in the ordinary course of business. Management believes that any liability of the consolidated entities that may arise out of or with respect to these matters will not materially affect the financial position, results of operations, or cash flows of the Consolidated entities.

At the reporting date there is no known material litigation or claims against the Group.

10. Stockholders' equity/(deficit)
a. Authorized and issued stock by period

Authorized:

As of February 29, 2024 the Company had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of February 29, 2024, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

This has remained unchanged from the previous financial year ending February 28, 2023.

Issued and outstanding shares

	2024	2023
Common shares	11,733,750	10,000,000
Stock issued	—	1,733,750
Total	11,733,750	11,733,750

Amount of shares

	2024 $	2023 $
Common shares	11,734	10,000
Stock issued	—	1,734
Total	11,734	11,734

11. Income taxes
a. Provision for income taxes

The components of income tax expense are as follows:

	2024	2023
Current expense from income taxes:
Federal	(47,753)	—
State	(5,892)	—
Foreign	(27,553)	—
Total current expense from income taxes	(81,198)	—

Deferred benefit (expense) from income taxes
Federal	—	—
State	—	—
Foreign	(69,720)	38,742
Total deferred benefit (expense) from income taxes	(69,720)	38,742

Total	$(150,918)	$38,742

The following table sets forth a reconciliation from the U.S statutory federal income tax rate to the effective income tax rate:

	2024	2023
Federal income tax rate	21%	21%
Permanent differences	(18%)	—
State taxes	(2%)	—
Valuation allowance	(52%)	—
Foreign rate differential	(7%)	(11%)
Other	(1%)	—
Effective rate	(59%)	10%

b. Deferred taxes/Future income tax assets and valuation allowance

The following table sets forth the significant components of deferred tax assets and liabilities:

	2024 $	2023 $
Deferred tax assets
Provision for Professional fees	24,840	—
Leave pay provision	973	3,102
Provision for stock obsolescence	2,110	—
Provision for bad debt	13,792	—
Provision for royalties	9,487	—
Commission accrual	3,731	—
Impairment of note receivable	167,574	—
Assessed losses	—	105,849
Lease liabilities	17,283	—
Total deferred tax assets	236,790	108,951
Less valuation allowance	(177,175)	—
Deferred tax assets, net	59,615	108,951
Deferred tax liabilities:
Right-of-use assets	(16,734)	—
Total deferred tax liabilities	(16,734)	—
Deferred tax assets, net	42,881	108,951

Deferred tax assets refer to assets that are attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income. It is management’s estimate that the deferred tax assets will be utilized in full in the next 12 months.

c. Other

The geographic components of loss before income taxes consisted of the following for the years ended February 29, 2024 and February 28, 2023:

	2024	2023
United States operations	$(594,328)	$(239,782)
International operations	340,558	(151,695)
(Loss) income before taxes	$(253,770)	$(391,477)

No U.S. federal tax has been provided on the undistributed earnings of the foreign subsidiaries as of February 29, 2024 as the company intends to permanently reinvest the earnings. As of February 28, 2024, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and South Africa. With few exceptions, the fiscal years that remain subject to examination are February 28, 2023 through February 29, 2024.

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

The Group acquired the assets and liabilities:

$
Cash	80,975
Accounts and other receivables	41,742
Inventory	424,810
Property, plant and equipment	507,956
Deferred tax assets	22,449
Accounts payable and accrued liabilities	(120,987)
Long-term debt	(1,316,848)
Common control reserve	(359,903)

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

The proforma information as disclosed in this note have been prepared to present this.

Proforma 2022 $
Revenue	$1,215,905
General and administration	$601,094
Net loss	(167,764)

13.       Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Vascular Distribution Proprietary Limited trading as DISA Life Sciences	Distributor appointed by DISA Medinotec Proprietary Limited for Africa	Sales Income

Pieter van Niekerk – Serves as independent non-executive according to distribution agreement

Pieter van Niekerk resigned as a non-executive director on October 14, 2022 and therefore the related party relationship ceased to exist on the same date.

n/a external third party
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity

Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical Proprietary Limited. We are currently also renting storage and office space in the US on a 12-month lease agreement.

Set forth below is a table showing the Consolidated entities' rent paid for the year ended February 29, 2024 and February 28, 2023 with Minoan Capital:

	2024 $	2023 $
Rent	32,142	39,984

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

The Consolidated entities, particularly Medinotec Inc. has the option to settle earlier in cash or any form of equivalent.

14. Subsequent events

There were no subsequent events for the year ending February 29, 2024.

