Form 10-Q
period 2024-05-31
Medinotec Inc.
filed 2024-07-12
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of July 10, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Consolidated Balance Sheets as of May 31, 2024 and February 29, 2024;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended May 31, 2024 and May 31, 2023;
F-3	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three months ended May 31, 2024 and May 31, 2023;
F-4	Unaudited Consolidated Statements of Cash Flows for the three months ended May 31, 2024 and May 31, 2023; and
F-5	Notes to the Unaudited Consolidated Financial Statements.

3

Medinotec Incorporated

Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

	May 31 2024 $	February 29 2024 $
Assets
Current Assets
Cash	2,519,083	2,808,910
Accounts receivable, net of allowances	358,679	589,761
Inventory	958,337	863,452
Other current assets	98,951	117,174
Total Current Assets	3,935,050	4,379,297
Loans and notes receivable	—	—
Property, plant and equipment, net of accumulated depreciation	316,335	320,122
Deferred tax asset	14,095	42,881
Operating right-of-use asset	56,760	61,979
Total Assets	4,322,240	4,804,279
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	744,591	801,550
Due to stockholders/directors	1,588	1,587
Operating lease liability, current portion	25,575	24,316
Total Current Liabilities	771,754	827,453
Long Term Liabilities
Related party loans payable	1,266,390	1,769,957
Operating lease liability, net of current portion	33,873	39,698
Total Liabilities	2,072,017	2,637,108
Stockholders’ Equity
Capital stock	11,734	11,734
Capital stock additional paid in capital	3,296,391	3,296,391
Retained Earnings (Deficit)	(1,154,121)	(1,241,325)
Accumulated other comprehensive income	96,219	100,371
Total Equity	2,250,223	2,167,171
Total Liabilities and Stockholders’ Equity	4,322,240	4,804,279

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated

Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three months ended (Unaudited)
	May 31, 2024 $	May 31, 2023 $
Revenue	2,327,249	416,208
Cost of goods sold	(1,399,020)	(98,498)
Gross profit	928,229	317,710
Operating expenses
Depreciation expense	(17,916)	(12,444)
General and administrative expenses	(605,156)	(216,115)
Research and development expenses	(14,981)	(2,262)
Selling expenses	(21,008)	(46,039)
Total operating expenses	(659,061)	(276,860)
Income/(loss) from operations	269,168	40,850
Non-operating income and expenses
Interest income	14,768	14,333
Interest expense	(58,022)	(65,573)
Other revenue/(expense)	1,177	30,709
Provision for impairment of note receivable	(12,948)	—
Total non-operating income and expenses	(55,025)	(20,531)
Income/(loss) before income taxes	214,143	20,319
Income taxes
Current income taxes	(100,156)	—
Deferred income taxes	(26,783)	1,969
Net income/(loss)	87,204	22,288
Net income/(loss) per share, basic and diluted	0.01	0.00
Weighted average shares used in computing net loss per share, basic and diluted	11,733,750	11,733,750
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(4,152)	44,603
Total comprehensive income/(loss)	83,052	66,891

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated

Consolidated Statements of Stockholders’ Equity / (Deficit) (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, Feb 28, 2023	11,733,750	11,734	3,296,391	84,567	(836,637)	2,556,055
Net income (loss) for the period	—	—	—	—	22,288	22,288
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	44,603	—	44,603
Balance, May 31, 2023	11,733,750	11,734	3,296,391	129,170	(814,349)	2,622,946

Balance, Feb 29, 2024	11,733,750	11,734	3,296,391	100,371	(1,241,325)	2,167,171
Net income (loss) for the period	—	—	—	—	87,204	87,204
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(4,152)	—	(4,152)
Balance, May 31, 2024	11,733,750	11,734	3,296,391	96,219	(1,154,121)	$2,250,223

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated

Consolidated Statements of Cash Flows

	Three months ended (unaudited)
	May 31, 2024 $	May 31, 2023 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	87,204	22,288
Depreciation	23,228	18,665
Interest (received)/paid	—	51,240
Foreign currency transaction gain/(loss), unrealized	(985)	—
Deferred income taxes and tax credits	52,164	(1,969)
Provisions	(110,633)	—
Impairment provision on notes receivable	12,948	—
Provision for doubtful accounts	(9,143)	—
Operating lease liability	(5,940)	—
(Increase)/Decrease in prepayments	(50,931)	—
(Increase)/Decrease in receivables	308,431	(239,626)
(Increase)/Decrease in inventories	(76,681)	(134,971)
Increase/(Decrease) in accounts payable and accrued expenses	29,469	9,655
Net cashflow from/(used in) operations	259,131	(274,718)
Accrued interest	(12,948)	—
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	246,183	(274,718)
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(6,055)	—
TOTAL CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES	(6,055)	—
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Proceeds from assuming long-term debt		63,436
Proceeds from issuance of long-term debt		14,186
Repayment of related party loan	(541,541)	—
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(541,541)	77,622
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	11,586	79,848
Net cash increase (decreases) in cash and cash equivalents	(289,827)	(117,248)
Cash and cash equivalents at beginning of the period	2,808,910	2,827,457
Cash and cash equivalents at end of period	2,519,083	2,710,209
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	10,600
Income taxes	—	—
Cash received for:
Interest	1,196	1,225
Income taxes	95,232	—
Supplemental disclosure for non-cash activities
Right-of-use assets in exchange for lease liabilities	1,861	—

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Incorporated

Notes to the Unaudited Consolidated Entities Financial Statements

For the period ended May 31, 2024

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

The reason for the higher sales growth for the quarter as compared with the same quarter of the prior year was due to various new distribution agreements in the surgical specialty of cardiology the Company entered into. These agreements are short term in nature and can be cancelled on non-performance clauses by either party. It has a strong geographical country specific risk, which is mainly concentrated to South Africa. This led to increased revenues in South Africa. The rapid sales growth is attributable to the fact that these distributors already have existing business as well as a reputation for quality product in South Africa. Disa Medinotec got awarded these contracts due to years of good relationships between the external third-party distributors and the current executive management of Disa Medinotec. In addition, the Company realized more sales for its Trachealator in the United States with fewer such sales inside the United States for the prior year period.

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

d. Accounts Receivables

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

Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives. Variable costs, such as common area maintenance costs and additional payments for percentage rent, are not included in the measurement of the ROU assets and lease liabilities but are expensed as incurred. As the implicit rate of the leases is not determinable, we use an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments in determining the present value of the lease payments. Lease expenses are recognized on a straight-line basis over the lease term. We do not recognize ROU assets on lease arrangements with a term of 12 months or less.

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

iii.         Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the quarter ended May 31, 2024 was $4,152 compared to $44,603 for the quarter ended May 31, 2023.

iv.          Interest rate Risk

Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

The interest rate risk relates solely to the related party loan.

m. Comprehensive income/loss

i.            Comprehensive income / loss

Comprehensive income/loss consists of net income/loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income/loss. Our other comprehensive income represents foreign currency translation adjustment attributable to our operations. Refer to Consolidated Statements of Comprehensive Income/(Loss).

Total foreign currency transaction gains and losses for the quarter ended May 31, 2024 was $4,152 compared to $44,603 for the quarter ended May 31, 2023.

n. Revenue recognition

The Company generates revenues through two distinct revenue sources

i.	From the sale of high-quality medical devices which are self-manufactured through in-depth research and development; and

ii.	Through the distribution of finished products on behalf of other principals around the world into pre-agreed territories which are usually exclusive territories granted by such principal.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

i.	identify the contract with a customer,

ii.	identify the performance obligations in the contract,

iii.	determine the transaction price,

iv.	allocate the transaction price to performance obligations in the contract, and

v.	recognize revenue as the performance obligation is satisfied.

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

Revenue from the distribution of products

The distribution products are sold via a network, which consists of a mixture of sub-distributors and, in some instances, a direct sales force. The Company’s clients are billed based on a pricelist that are agreed upon in each customer contract, orders are shipped on a per order basis from the Company’s warehouse with Free-on-Board Inco terms. The Company’s sub-distributors order from the Company on the same basis as its customers and have no preferential return rights on their inventory orders, therefore the client assumes the risk of the sale at point of invoice.

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

The Company has no contract assets or liabilities representing accrued revenues that have not yet been billed to the customers due to certain contractual terms, because orders are placed, invoiced, and shipped on a per order basis as and when the clients require additional inventory. All revenue is recognized at a specific point and time.

Under ASC Topic 606, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue at point of sale when risks and rewards are transferred to the customer. There are no contract revenue agreements that would need to be recognized over time and the point of risks and rewards being transferred is very clear.

Payment Terms

Our payment terms vary per segments; export sales made from within South Africa are subject to prepayment, where accounts are granted. They generally have payment terms of 30 days from statement and sales made inside the United States are 45 to 60 days. Terms can be extended by the Company when it deems the business case and creditworthiness of the customer is strong enough. The time between a customer’s payment and the receipt of funds is not significant. The Company’s contracts with customers do not result in significant obligations associated with returns, refunds, or warranties. Payment terms are generally fixed and do not include variable revenues.

The Company sells a significant amount to DISA Life Sciences. For the quarter ending May 31, 2024, 65% of the Company's total revenue is derived from this single customer in the distribution environment in South Africa compared to 33% for the quarter ending May 31, 2023.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	May 31, 2024 $	May 31, 2023 $
Outside of United States of America
Internally Designed/Manufactured Sales	801,282	241,288
Distribution Agreement Sales	1,390,194	—
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	135,773	174,920
	2,327,249	416,208

The following table sets forth financial information by reportable segment for the periods ending May 31, 2024 and May 31, 2023:

Income/(loss) from operations

	Inside the United States		Outside the United States		Total
	2024	2023	2024	2023	2024	2023
Revenue	135,773	174,920	2,191,476	241,288	2,327,249	416,208
Cost of goods sold	(13,477)	(13,931)	(1,385,543)	(84,567)	(1,399,020)	(98,498)
Gross profit	122,296	160,989	805,933	156,721	928,229	317,710
Selling expenses	(11,939)	(9,164)	(9,069)	(36,875)	(21,008)	(46,039)
Depreciation expense	—	—	(17,916)	(12,444)	(17,916)	(12,444)
General and administrative expenses	(132,397)	(114,895)	(472,759)	(101,220)	(605,156)	(216,115)
Research and development expenses	—	—	(14,981)	(2,262)	(14,981)	(2,262)
Income/(loss) from operations	(22,040)	36,930	291,208	3,920	269,168	40,850
Provision for impairment of note receivable	(12,948)	—	—	—	(12,948)	—

The following table sets forth financial information by reportable segment for the periods ending May 31, 2024 and February 29, 2024:

Total Assets

	Inside the United States		Outside the United States		Total
	May 31 2024	Feb 29 2024	May 31 2024	Feb 29 2024	May 31 2024	Feb 29 2024
Total assets	2,703,704	2,697,502	1,618,536	2,106,777	4,322,240	4,804,279

The major component of total assets is "Cash" of $2,519,083 for the period ending May 31, 2024 and $2,808,910 for the period ending February 29, 2024. A significant portion of this is maintained Inside the United States in USD of $2,420,605 for the period ending May 31, 2024 and $2,478,434 for the period ending February 29, 2024.

o. Cost of goods sold

The cost of goods sold consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices.

p. General and administrative expenses

General and administrative expenses consist mostly of personnel costs, consulting fees as well as audit fees.

q. Research and development

All research and development expenses are expensed as incurred and are included in operating expenses.

r. Interest expense

Interest expense relates mostly to an unsecured loan from Minoan Medical, which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.75% at year end. The terms of this loan are deemed to be market related.

s. Earnings per share

Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding during each year.

The diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

t. Principles of consolidation
i. Consolidated - all intercompany transactions eliminated

The consolidated financial statements include the accounts of Medinotec Inc., Medinotec Capital Proprietary Limited and the financial statements of DISA Medinotec Proprietary Limited, known as the Medinotec Group of Companies. All significant intercompany transactions have been eliminated.

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

v. Recently issued accounting standards

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The amendments require certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective for both public and private joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. Entities may elect to apply the guidance retrospectively to joint ventures with a formation date prior to January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

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

1. The fair value of equity securities subject to the contractual sale restrictions is reflected on the balance sheet.

2. The nature and remaining duration of the restriction(s).

3. The circumstances that could cause a lapse in the restriction(s).

This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing the potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, " Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures and the Company is in a loss position and not incurring any tax expenses.

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

On May 31, 2024, and May 31, 2023, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4. Property, plant and equipment

Property, plant and equipment consist of the following:

	May 31, 2024 $	Feb 29, 2024 $
Leasehold improvements	—	—
Computer software	1,133	—
Office equipment	—	—
Motor vehicles	12,144	11,889
Small assets	—	—
Plant and machinery	1,083,882	1,056,830
Furniture and fittings	101,224	99,098
Computer equipment	149,568	145,891
Laboratory equipment	243,923	238,799
Total cost	1,591,874	1,552,507
Foreign currency adjustment	(1,679)	35,626
Total accumulated depreciation	(1,273,860)	(1,268,011)
Total	316,335	320,122

Depreciation of property, plant and equipment totaled approximately $23,228 for the period ending May 31, 2024 compared to $18,665 for the period ending May 31, 2023.

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

Depreciation of $5,312 was allocated to Cost of Goods Sold for the period ending May 31, 2024, compared to $6,221 for the period ending May 31, 2023

5.  Inventories

a. Accounts by period

Inventory consists of the following:

	May 31, 2024 $	Feb 29, 2024 $
Stock on hand	957,497	861,451
Less provisions for obsolescence	(10,441)	(10,221)
Goods in transit	11,281	12,223
Total	958,337	863,452

6.  Note Receivable

	May 31, 2024 $	Feb 29, 2024 $
Note receivable	—	—
Total	—	—

The Trachealator product obtained FDA approval in November 2021, which allowed the Company to sell this product into the United States of America. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and become payable later in the 2025 financial year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is not backed by any Trachealator revenue streams anymore. This does not change that Innovative Outcomes will still be liable for payment of this in the future Interest will accrue as normal until maturity date. Should payments be received this provision will be reversed with the same amount of cashflow received.

7.  Loans Payable

a. Loans from related parties

	May 31 2024 $	Feb 29 2024 $
Minoan Medical Proprietary Limited
Opening balance	1,769,688	1,862,793
Interest	46,222	236,873
Received/Issued	10,319	2,076,257
Repayments	(597,370)	(2,323,089)
Foreign exchange difference	37,256	(83,326)
Closing balance	1,266,115	1,769,688

Minoan Capital Proprietary Limited
Opening balance	269	273
Foreign exchange difference	6	(4)
Closing balance	275	269

Total debt	1,266,390	1,769,957

Minoan Medical Proprietary Limited:

Loans payable consists of a $1,266,115 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability. The Company has a period of 3 years after the IPO date or a date at which the Company starts trading on a recognizable exchange to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.75% on May 31, 2024. The terms of this loan are deemed to be market related.

The Minoan Medical loan decreased by $503,573 during the quarter ending May 31, 2024.

The interest charged for the quarter was $46,222 and a 1% movement in the interest rates constitutes a value of $3,934.

The Company has the option to make early settlement in cash or any form of equivalent.

Minoan Medical Proprietary Limited’s ultimate beneficial owner is the CEO of the Medinotec Group of Companies Dr. Gregory Vizirgianakis and is used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited Incorporated was one of these investments before it got transferred into the Medinotec Group of Companies. Pieter van Niekerk also serves as a director of Minoan Medical Proprietary Limited.

Minoan Capital Proprietary Limited:

This is an unsecured, interest-free loan with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

8.  Accounts payable and accrued expenses

a. Accounts payable by period

Accounts payable consist of the following:

	May 31, 2024 $	Feb 29, 2024 $
Trade accounts payable	502,217	588,640
Accrued payroll, payroll taxes and leave pay	1,210	11,684
Provision for professional fees	22,682	92,000
Royalties payable	11,577	35,139
Tax Liability	198,617	53,646
Other payables	8,288	20,441
Total	744,591	801,550

One major European Cardiac supplier constitutes 51% (61% on February 29, 2024) of the total trade accounts payable.

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

Rental expense for operating leases for the period ended May 31, 2024 was $12,678 compared to $7,883 for the period ended May 31, 2023.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of May 31, 2024 was as follows:

Amounts

Remainder of 2025	23,409
2026	31,211
2027	13,005
Total undiscounted lease payments:	67,625
Less: Imputed Interest	(8,177)
Total operating lease liabilities	59,448

Operating lease liabilities, current portion	25,575
Operating lease liabilities, net of current portion	33,873

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

10.  Stockholders’ equity

a. Authorized and issued stock by period

Authorized:

As of May 31, 2024, the Company had 200,000,000 shares of common stock authorized, par value $0.001 per share, with 188,266,250 available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of May 31, 2024, the Company had 20,000,000 shares of preferred stock authorized, par value $0.001 per share, and available to issue.

This has remained unchanged from the previous financial year ending February 29, 2024.

Issued and outstanding shares

	May 31 2024	Feb 29 2024
Common shares	11,733,750	11,733,750
Stock issued	—	—
Total	11,733,750	11,733,750

Amount of shares

	May 31 2024 $	Feb 29 2024 $
Common shares	11,734	11,734
Stock issued	—	—
Total	11,734	11,734

11.  Income taxes

 For the three months ended May 31, 2024 and 2023, our provision for income taxes was an expense of $126,939 and $1,969, respectively. The effective tax rate for the three months ended May 31, 2024 and 2023 was 59% and 10%, respectively. The effective tax rate for the three months ended May 31, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to permanent differences which includes GILTI, and foreign rate differentials. The effective tax rate for the three months ended May 31, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign rate differentials.

12.  Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Medinotec Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital. Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical Proprietary Limited. We are currently also renting storage and office space in the US on a 12-month lease agreement.

Rental expense for operating leases for the quarter ended February 29, 2024 was $12,678 compared to $7,883 for the quarter ended May 31, 2023.

Set forth below is a table showing the Consolidated entities' rent paid for the quarter ended May 31, 2024 with Minoan Capital:

	May 31, 2024 $	May 31, 2023 $
Rent	7,793	7,883

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b. Loan

This is an unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited Incorporated during the developmental and startup phase.

The Consolidated entities, particularly Medinotec Inc., have the option to settle earlier in cash or any form of equivalent.

13.  Subsequent events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to May 31, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	legislative or regulatory changes concerning cardiac devices and therapies;
•	risks related to our outstanding loans and our ability to service debt;
•	risks related to our operations and uncertainties related to our business plan and business strategy;
•	changes in economic conditions;
•	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
•	competition; and
•	cybersecurity concerns.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2023, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The Trachealator

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

FDA certification via the 510(k) substantially equivalence process is currently underway, with submission expected by the end of April 2024 .

The Micro CTO Catheter (Developmental)

We have developed a highly specific niche CTO (Chronic Total Occlusion) catheter balloon range with diameters of 0.70 to 1.25 mm, as a size range extension to the current Cape Cross Rx PTCA Balloon Catheter.

These micro-balloon catheters address an extremely specific market need for difficult coronary cases and will further cement our position as one of the premier specialized coronary balloon catheter manufacturers. The Technical File was submitted to our Notified Body at the end of July 2023 and is currently undergoing examination.

The process of obtaining FDA certification for the full range of Cape Cross PTCA catheters via the 510(k) substantial equivalence process commenced in January 2024 and the expected submission date is July 2024 .

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

Results of Operations for the Three Months ended May 31, 2024 and May 31, 2023

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the period ended May 31, 2024 was $2,327,249 compared to $416,208 in revenue for the period ended May 31, 2023, an increase of $1,911,041.

The reason for the higher sales growth was due to various new distribution agreements in the surgical specialty of cardiology the Company entered into. These agreements are short term in nature and can be cancelled on non-performance clauses by either party. It has a strong geographical country specific risk which is mainly concentrated to South Africa. This led to increased revenues in South Africa. The rapid sales growth is attributable to the fact that these distributors already have existing business as well as a reputation for quality product in South Africa. Disa Medinotec got awarded these contracts due to years of good relationships between the external third-party distributors and the current executive management of Disa Medinotec. In addition, the Company realized increased sales of $[*]for its Trachealator in the United States for the quarter ended May 31, 2024, as compared with $174,920 in sales inside the United States for the prior year period.

The increase in the sales of the Trachealator product, is substantiated by the roll out of this product as our lead product in the non-occlusive tracheal dilation market and the increase in its popularity and use within these territories.

The Company recently embarked on obtaining various distribution contracts from principals to ensure a full sales basket and cash generation to sustain growth and product development in the near future.

Cost of Goods

Cost of goods sold was $1,399,020 with a gross profit percentage of 40% for the period ending May 31, 2024. For the period ending May 31, 2023, the cost of goods sold was $98,498 with a gross profit percentage of 76%.

The most material change in the increase in the cost of goods is that it functions in a direct correlation to sales and therefore the cost of goods followed the same upward trend as sales.

The gross profit margin decreased due to the fact that distribution revenues are distributed at lower gross profit than internally designed products.

No related party transactions are recorded in cost of sales for the period ending May 31, 2024.

Operating Expenses

Operating expenses were $659,061 for the period ended May 31, 2024, up from $276,860 for the period ended May 31, 2023.

One of the major components that affects the operating expenses is the costs of compliance for the business. Certain costs are once off in nature and others will be recurring.

	The Consolidated Medinotec Group of Companies for the Periods Ended May 31
	2024 $	2023 $
Compliance cost	57,403	60,263

	Medinotec Inc Group Consolidated Periods Ended May 31
	2024 $	2023 $
Depreciation and amortization expense	17,916	12,444
General and administrative expenses	605,156	216,115
Research and development expenses	14,981	2,262
Selling expenses	21,008	46,039
Total operating expenses	659,061	276,860

Limited R&D activities were conducted in 2023 due to the focus on rolling out the Trachealator in the United States which consumed all production and testing resources. R&D activities have since resumed in the current financial year.

General and administrative expenses showed significant growth mainly due to increases in independent contractor fees in the United States and more staff for the new Cardiology distribution Revenues.

 Net Income / (Loss)

Net Income for the quarter ending May 31, 2024 was $87,204 up from of $22,288 from the prior quarter ending May 31,2023.

The change is mainly attributable to the higher sales as discussed above.

Liquidity and Capital Resources

As of May 31, 2024, the Company had current assets of $3,935,050 and total assets in the amount of $4,322,240. Current liabilities as of May 31, 2024, were $771,754. The Company had working capital of $3,163,296 as of May 31, 2024. In comparison, as of February 29, 2024, the Company had current assets of $4,379,297 and total assets in the amount of $4,804,279. Current liabilities as of February 29, 2024, were $827,453. Working capital was $3,551,844 as of February 29, 2024.

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Quarter Ended May 31, 2024	Quarter Ended May 31, 2023
Net cash provided by (used in):
Operating Activities	246,183	(274,718)
Investing Activities	(6,055)	—
Financing Activities	(541,541)	77,622

Cash flows from Operating Activities

The increase in net cash from operating activities from continuing operations for the quarter ending May 31, 2024 over the prior year quarter was due to a $64,916 increase in net income, as well as changes in assets and liabilities that had a current period cash flow impact, such as $210,288 of changes in working capital. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $4,563 increase in depreciation, a $54,133 variance in deferred income taxes, a $110,633 change in provisions and a bad debt write of amounting to $9,143 that was not present in the previous financial year.

Cash flows from Investing Activities

The increase in net cash used by investing activities was due to the purchase of property, plant and equipment for operations during the period ending May 31, 2024.

Cash flow from Financing Activities

Cash flow used in financing activities decreased during the current period ending May 31, 2024 when compared to the prior period ending May 31, 2023 as a result of the repayment of a portion of the related party loan during the current period, whereas during the prior period proceeds from long term debt were received.

Off Balance Sheet Arrangements

As of May 31, 2024, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are set forth in Note 2 to the Consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Mitigating factors include:

•	The board consists of 40% executive and 60% non-executive directors.
•	There are two independent non-executive directors on the board.
•	The audit committee is chaired by an independent non-executive director who has extensive experience and deemed to be a financial expert.
•	Management is in the process of developing a control charter.
•	Management has made new appointments which will increase the segregation of duties between staff.

In addition to address these material weaknesses, management performed additional analyses and other procedures to ensure that the Consolidated financial statements included herein fairly present, in all material respects, our Consolidated financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the Consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended February 29, 2024. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

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
Date: July 12, 2024
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: July 12, 2024
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

