Form 10-Q
period 2024-08-31
Medinotec Inc.
filed 2024-10-15
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2024

or

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 333-265368

Medinotec Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of October 15, 2024.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Unaudited Consolidated Balance Sheets as of August 31, 2024 and February 29, 2024;
3	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended August 31, 2024 and August 31, 2023;
4	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three and six months ended August 31, 2024 and August 31, 2023;
5	Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2024 and August 31, 2023; and
6	Notes to the Unaudited Consolidated Financial Statements.

3

Medinotec Inc.

Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

	August 31, 2024 $	February 29, 2024 $
Assets
Current Assets
Cash	2,758,325	2,808,910
Accounts receivable, net of allowances	771,368	589,761
Inventory	1,271,843	863,452
Other current assets	100,539	117,174
Total Current Assets	4,902,075	4,379,297
Loans and notes receivable	—	—
Property, plant and equipment, net of accumulated depreciation	327,064	320,122
Deferred tax asset	13,777	42,881
Operating right-of-use asset	52,918	61,979
Total Assets	5,295,834	4,804,279
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,536,781	801,550
Due to stockholders/directors	1,588	1,587
Operating lease liability, current portion	27,753	24,316
Total Current Liabilities	1,566,122	827,453
Long Term Liabilities
Related party loans payable	1,171,533	1,769,957
Operating lease liability, net of current portion	28,454	39,698
Total Liabilities	2,766,109	2,637,108
Stockholders’ Equity
Capital stock $.001 par value; shares authorized 200,000,000; 11,733,750 shares issued and outstanding	11,734	11,734
Capital stock additional paid in capital	3,296,391	3,296,391
Retained Earnings (Deficit)	(869,372)	(1,241,325)
Accumulated other comprehensive income	90,972	100,371
Total Equity	2,529,725	2,167,171
Total Liabilities and Stockholders’ Equity	5,295,834	4,804,279

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three months ended		Six months ended

	August 31, 2024 $	August 31, 2023 $	August 31, 2024 (*) $	August 31, 2023 $

Revenue	1,804,020	350,792	3,055,897	766,999
Cost of goods sold	970,608	60,988	1,622,207	159,486
Gross profit	833,412	289,804	1,433,690	607,513
Operating expenses
Depreciation and amortization expense	19,522	12,402	37,438	24,845
General and administrative expenses	353,808	183,329	631,014	399,444
Research and development expenses	1,892	11,857	16,872	14,119
Sales and marketing expenses	22,443	26,481	43,451	72,519
Total operating expenses	397,665	234,069	728,775	510,927
Income (loss) from operations	435,747	55,735	704,915	96,586
Non operating income and expenses
Interest income	15,420	13,371	30,188	27,704
Other revenue/(expense)	14,154	(30,007)	15,332	701
Interest expense	(47,085)	(70,833)	(105,107)	(136,406)
Provision for impairment of note receivable	(13,207)	—	(26,155)	—
Total non-operating income and expenses	(30,718)	(87,469)	(85,742)	(108,001)
Income (loss) before income taxes	405,029	(31,734)	619,173	(11,415)
Income taxes
Current income taxes	110,681	12,300	210,837	12,300
Deferred income taxes	9,599	(10,870)	36,383	(12,839)
Net income (loss)	284,749	(33,164)	371,953	(10,876)
Other comprehensive income (loss) from operations	(5,247)	(22,625)	(9,399)	21,978
Total comprehensive income (loss)	279,502	(55,789)	362,554	11,102
Earnings Per Share:
Basic	$0.02	$0.00	$0.03	$0.00

The accompanying notes are an integral part of these Consolidated financial statements.

* Please refer to note 4 regarding reclassifications.

Medinotec Inc.

Consolidated Statements of Stockholders’ Equity / (Deficit) (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 28, 2023	11,733,750	11,734	3,296,391	84,567	(836,637)	2,556,055
Net income (loss) for the period	—	—	—	—	(10,876)	(10,876)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(72,775)	94,753	21,978
Balance, August 31, 2023	11,733,750	11,734	3,296,391	11,792	(752,760)	2,567,157

Balance, May 31, 2023	11,733,750	11,734	3,296,391	129,170	(814,349)	2,622,946
Net income (loss) for the period	—	—	—	—	(33,164)	(33,164)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(117,378)	(94,753)	(22,625)
Balance, August 31, 2023	11,733,750	11,734	3,296,391	11,792	(752,760)	2,567,157

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 29, 2024	11,733,750	11,734	3,296,391	100,371	(1,241,325)	2,167,171
Net income (loss) for the period	—	—	—	—	371,953	371,953
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(9,399)	—	(9,399)
Balance, August 31, 2024	11,733,750	11,734	3,296,391	90,972	(869,372)	2,529,725

Balance, May 31, 2024	11,733,750	11,734	3,296,391	96,219	(1,154,121)	2,250,223
Net income (loss) for the period	—	—	—	—	284,749	284,749
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(5,247)	—	(5,247)
Balance, August 31, 2024	11,733,750	11,734	3,296,391	90,972	(869,372)	2,529,725

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Cash Flows

	Six months ended (unaudited)

	August 31, 2024 $	August 31, 2023 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	371,953	(10,876)
Depreciation	48,537	37,268
Interest (received)/paid	(26,155)	104,921
Deferred income taxes and tax credits	32,386	(9,930)
Provision for impairment of notes receivable	26,155	—
Provision for doubtful receivables	(20,831)	—
(Increase) decrease in trade receivables	(124,112)	(95,238)
Decrease (increase) in other assets, net	(66,234)	(12,884)
(Increase)/Decrease in inventories	(343,462)	(281,690)
Increase/(Decrease) in accounts payable and accrued expenses	572,147	(12,827)
Increase (decrease) in income taxes payable	184,225	—
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	645,609	(281,256)
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(17,733)	—
TOTAL CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES	(17,733)	—
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Proceeds from assuming long-term debt	—	260,901
Repayment of related party loan	(733,871)	—
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(733,871)	260,901
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	46,410	31,452
Net cash increase (decreases) in cash and cash equivalents	(50,585)	11,097
Cash and cash equivalents at beginning of the period	2,808,910	2,827,457
Cash and cash equivalents at end of period	2,758,325	2,838,554
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	21,454
Income taxes	127,155	—
Cash received for:
Interest	3,330	14,979
Income taxes	95,232	—
Supplemental disclosure for non-cash activities
Right-of-use assets in exchange for lease liabilities	3,619	—

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Notes to the Unaudited Consolidated Entities Financial Statements

For the period ended August 31, 2024

1.  Description of Business

Medinotec Inc. is a United States based company primarily invested in DISA Medinotec Proprietary Limited (“DISA Medinotec”), a leading South African manufacturer and distributor of medical devices specializing in tracheal non-occlusive airway dilation technology.

Medinotec Inc. established Medinotec Capital Proprietary Limited as a wholly owned subsidiary in South Africa. In March 2022, Medinotec Capital successfully acquired DISA Medinotec Proprietary Limited after demonstrating the feasibility of a private placement of at least $3 million. This acquisition formed the “Medinotec Group of Companies,” a South African-based medical device manufacturing and distribution entity.

While the majority of the Company’s operations are located in South Africa, it aims to expand its presence in the U.S. market.

Revenue generation from contracts in South Africa constitutes the largest segment of the Company’s operations and will be used to fund the rollout of its own intellectual property (IP) products in the United States.

The Company received FDA 510(k) approval for its flagship product, the Trachealator, in November 2021, facilitating its entry into the U.S. market.

Medinotec is quoted on the OTCQX and trades under the symbol MDNC. The Company is actively pursuing opportunities to enhance its sales and distribution operations in the U.S., aiming to diversify its revenue streams while continuing to strengthen its position in the South African market.

2.  Significant Accounting Policies

a.  Nature of business/basis of preparation

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Emerging Growth Company (ECG) status

The Company is an "emerging growth company" (EGC) as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an EGC, the Company may take advantage of certain exemptions from various reporting and regulatory requirements applicable to other public companies. Emerging growth companies are permitted:

•	to include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation;
•	to provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years;
•	not to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b);
•	to defer complying with certain changes in accounting standards; and
•	to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

A company continues to be an emerging growth company for the first five fiscal years after it completes an IPO, unless one of the following occurs:

•	its total annual gross revenues are $1.235 billion or more;
•	it has issued more than $1 billion in non-convertible debt in the past three years; or
•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act. As a result, its financial statements may not be comparable to those of companies that comply with public company effective dates. The Company intends to adopt the relevant standards upon losing its EGC status, unless it elects to forgo this election irrevocably.

In light of these factors, the Company recognizes that it may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public companies. This status provides the Company with flexibility as it seeks to grow its business and establish a stronger market presence.

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

The Company utilizes the straight-line method of depreciation for its assets, which allows for the systematic allocation of the cost of the asset over its useful life. The primary categories of assets include plant and machinery and laboratory equipment, which are depreciated based on their estimated useful lives, typically determined by industry standards and historical experience.

To establish the depreciation rate for each asset, the Company considers several factors, including the asset's purchase price, estimated useful life, and residual value at the end of that life. Useful lives are assessed based on the nature of the asset, technological advancements, and the expected rate of wear and tear. For other supportive assets, such as computer equipment, furniture and fittings, motor vehicles, office equipment, off-the-shelf software, leasehold improvements, and smaller assets, the straight-line method is also applied. Each asset's depreciation rate is reviewed periodically and adjusted if necessary to reflect changes in usage patterns or asset conditions. This method ensures that the expense recognition of these assets is consistent with their utilization and accurately reflects the Company’s financial position.

f.  Inventories

i.       Valuation, costing and obsolescence

Inventories are stated at the lower of cost (weighted average) or net realizable value and consist of raw materials, work-in process and finished goods and include purchased materials, machine time, direct labor and manufacturing overhead.

Management evaluates the need to record adjustments to write down inventory to the lower of cost or net realizable value on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods and it writes down its inventory for estimated obsolescence based upon the age of inventory and assumptions about future demand and usage.

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

l.  Financial instruments

i.           Fair Value Measurements

Fair value accounting is applied to all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The consolidated entities follow the established framework for measuring fair value and reports disclosures about fair value measurements.

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

iii.         Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the quarter ended August 31, 2024 was $5,247 compared to $117,378 for the quarter ended August 31, 2023, and $9,399 for the six months ending August 31, 2024 compared to $72,775 for the six months ending August 31, 2023.

iv.          Interest rate Risk

Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

The interest rate risk relates predominantly to the related party loan.

m.  Comprehensive income/loss

i.            Comprehensive income/loss

Comprehensive income/loss consists of net income/loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income/loss. Our other comprehensive income represents foreign currency translation adjustment attributable to our operations. Refer to Consolidated Statements of Comprehensive Income/(Loss).

Total foreign currency transaction gains and losses for the quarter ended August 31, 2024 was a $5,247 loss compared to a $22,625 loss for the quarter ended August 31, 2023, and a $9,399 loss for the six months ending August 31, 2024 compared to a $21,978 gain for the six months ending Aug 31, 2023.

n.  Revenue recognition

The Company generates revenues through two distinct revenue sources

i.	From the sale of high-quality medical devices which are self-manufactured through in-depth research and development; and

ii.	Through the distribution of finished products on behalf of other principals around the world into pre-agreed territories, which are usually exclusive territories granted by such principal.

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

Revenue from the sale of self-manufactured products

These products are developed in-house.

The Company’s clients are billed based on a pricelist that is agreed on in each customer’s contract. Orders are shipped on a per order basis from the Company’s warehouse with Free-On-Board terms.

Revenues relating to the self-manufactured products are recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products.

Revenue from the distribution of products

The distribution products are sold via a network, which consists of a mixture of sub-distributors and, in some instances, a direct sales force. The Company’s clients are billed based on a pricelist that are agreed upon in each customer contract, orders are shipped on a per order basis from the Company’s warehouse with Free-on-Board terms. The Company’s sub-distributors order from the Company on the same basis as its customers and have no preferential return rights on their inventory orders, therefore the client assumes the risk of the sale at point of invoice.

Revenues are recognized primarily when we transfer control to the customer, which can be on the date of shipment, the date of receipt by the customer or, for implants, when we have received a purchase order and appropriate notification the product has been used or implanted.

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

For both revenue streams

The Company has two operating segments, inside the United States and outside the United States. These sales are split by these territories and further segregated into the specific revenue streams sold into these territories. Sales represent the amount of consideration we expect to receive from customers in exchange for transferring products and services. Net sales exclude sales and value added taxes we collect from customers. Other costs to obtain and fulfill contracts are generally expensed as incurred due to the short-term nature of most of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality.

A provision for estimated sales returns, discounts and rebates is recognized as a reduction of sales in the same period that the sales are recognized. Our estimate of the provision for sales returns has been established based on contract terms with our customers and historical business practices and current trends. Shipping and handling costs charged to customers are included in net sales.

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

The Company sells a significant amount to DISA Life Sciences, a non-related medical device distributor in South Africa. For the quarter ending August 31, 2024, 89% of the Company's total revenue was derived from this single customer in the distribution environment in South Africa compared to 56% for the quarter ending August 31, 2023, and 89% for the six months ending August 31, 2024 compared to 44% for the six months ending August 31, 2023.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Group of Companies Consolidated 3 Months Ended		Medinotec Group of Companies Consolidated 6 Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	280,310	241,418	423,570	482,705
Distribution Agreement Sales	1,360,728	—	2,333,572	—
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	162,982	109,374	298,755	284,294
	1,804,020	350,792	3,055,897	766,999

The following table sets forth financial information by reportable segment for the periods ending August 31, 2024 and August 31, 2023:

Income/(loss) from operations

	Medinotec Group of Companies Consolidated 3 Months Ended August 31,
	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Revenue	162,982	109,374	1,641,038	241,418	1,804,020	350,792
Cost of goods sold	16,059	10,156	954,549	50,832	970,608	60,988
Gross profit	146,923	99,218	686,488	190,586	833,412	289,804
Selling expenses	11,347	2,167	11,096	24,314	22,443	26,481
Depreciation expense	—	—	19,522	12,402	19,522	12,402
General and administrative expenses	140,727	99,708	213,081	83,621	353,808	183,329
Research and development expenses	—	—	1,892	11,857	1,892	11,857
Income/(loss) from operations	(5,151)	(2,657)	440,898	58,392	435,747	55,735
Provision for impairment of note receivable	13,207	—	—	—	13,207	—

	Medinotec Group of Companies Consolidated 6 Months Ended August 31,
	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Revenue	298,755	284,294	2,757,142	482,705	3,055,897	766,999
Cost of goods sold	29,537	24,105	1,592,670	135,381	1,622,207	159,486
Gross profit	269,218	260,189	1,164,472	347,324	1,433,690	607,513
Selling expenses	23,286	11,332	20,165	61,187	43,451	72,519
Depreciation expense	—	—	37,438	24,845	37,438	24,845
General and administrative expenses	273,123	214,602	357,891	184,842	631,014	399,444
Research and development expenses	—	—	16,872	14,119	16,872	14,119
Income/(loss) from operations	(27,191)	34,255	732,106	62,331	704,915	96,586
Provision for impairment of note receivable	26,155	—	—	—	26,155	—

The following table sets forth financial information by reportable segment for the periods ending August 31, 2024 and February 29, 2024:

Total Assets

	Inside the United States		Outside the United States		Total
	August 31, 2024	February 29, 2024	August 31, 2024	February 29, 2024	August 31, 2024	February 29, 2024
Total assets	2,386,054	2,697,502	2,909,780	2,106,777	5,295,834	4,804,279

The major component of total assets is "Cash" of $2,758,325 as of August 31, 2024 and $2,808,910 as of February 29, 2024. A significant portion of this is maintained Inside the United States in USD of $2,205,404 as of August 31, 2024 and $2,478,434 as of February 29, 2024.

o.  Cost of goods sold

The cost of goods sold consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices.

p.  General and administrative expenses

General and administrative expenses consist mostly of personnel costs, consulting fees as well as audit fees.

q.  Research and development

The Company follows the guidance provided in ASC 730, "Research and Development," in accounting for research and development (R&D) expenses. R&D activities primarily focus on the development of new products through modifications of existing technologies or projects with an established proof of concept. As such, the Company typically incurs R&D expenses related to production support, process improvements, and quality enhancement initiatives.

In accordance with ASC 730, the Company expenses all R&D costs as incurred. This includes costs directly related to research activities, as well as expenses associated with the design, development, and testing of new products and processes.

In instances where R&D projects evolve and the nature of the expenses becomes capital in nature, the Company will evaluate these costs against the following criteria to determine if they should be capitalized:

•	Technological Feasibility: The project must have reached a stage where technological feasibility has been established. This typically occurs when all necessary design, testing, and evaluation processes have been completed, and the product can be produced to meet its specifications.

•	Intent to Complete: There must be a clear intention to complete the project for sale or use. This involves assessing whether the Company plans to bring the product to market and if there is a viable market for it.

•	Future Economic Benefits: The project is expected to generate future economic benefits, such as revenue from product sales or cost savings from process improvements.

•	Directly Attributable Costs: The costs being evaluated for capitalization must be directly attributable to the development of the product or process, including materials, labor, and overhead.

Any costs deemed eligible for capitalization will be recorded as assets and amortized over their useful lives, while all other R&D expenditures will continue to be expensed in the period incurred.

r. Interest expense

Interest expense relates mostly to an unsecured loan from Minoan Medical, which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.75% at August 31, 2024. The terms of this loan are deemed to be market related.

s. Earnings per share

Basic Earnings Per Share (EPS)

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the reporting period. This calculation provides a straightforward measure of the Company’s earnings attributable to each share.

Diluted Earnings Per Share (EPS)

Diluted earnings per share are computed by giving effect to all potentially dilutive securities outstanding during the period, including options, warrants, and convertible securities. The calculation aims to reflect the potential dilution that could occur if these securities were converted into common shares.

In periods where the Company reports net losses, diluted net loss per share is the same as basic net loss per share. This is because potentially dilutive common shares are not assumed to have been issued if their inclusion would be anti-dilutive.

Treasury Stock Method

For options and warrants, the Company employs the treasury stock method to calculate the dilutive effect. Under this method, it is assumed that the proceeds from the exercise of options and warrants would be used to repurchase common shares at the average market price during the period. The number of shares repurchased is then subtracted from the total number of shares that would be issued upon exercise, resulting in the net increase in shares outstanding. This method effectively illustrates the potential dilution impact of these securities on earnings per share.

t. Principles of consolidation

i.      Consolidated - all intercompany transactions eliminated

The consolidated financial statements include the accounts of Medinotec Inc., Medinotec Capital Proprietary Limited and the financial statements of DISA Medinotec Proprietary Limited, known as the Medinotec Group of Companies. All intercompany transactions have been eliminated.

u. Use of estimates

i.     Actual results could differ

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements. Additionally, these estimates influence the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates, which could have an impact on future periods.

Key estimates that management typically needs to make in a smaller medical device public company include:

•	Revenue Recognition: Estimating the timing and amount of revenue to be recognized, particularly in relation to sales agreements, warranties, and return policies.
•	Inventory Valuation: Assessing the net realizable value of inventory, including potential obsolescence and excess stock, to ensure that inventory is stated at the lower of cost or market.
•	Impairment of Assets: Determining whether there are indicators of impairment for long-lived assets, including intangible assets and goodwill, which involves assessing the recoverability of the asset's carrying value.
•	Clinical Trial Costs: Estimating the costs associated with clinical trials and research and development activities, which can be significant for product development.
•	Contingent Liabilities: Evaluating potential legal and regulatory claims, including product liabilities, and estimating the likelihood and potential financial impact of such claims.
•	Useful Lives of Assets: Estimating the useful lives of property, plant, and equipment, as well as intangible assets, to determine appropriate depreciation and amortization expense.

Management continually evaluates these estimates and assumptions based on historical experience and various other factors, including current market conditions. Changes in these estimates may have a material effect on the Company’s financial position and results of operations.

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

On August 31, 2024, and August 31, 2023, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4. Reclassification of Financial Statement Items

During the preparation of the financial statements for the current reporting period, management identified certain items that were reclassified to enhance the clarity and transparency of the presentation and better alignment to the practical application of the contractual terms. These reclassifications have no impact on the Company’s net profit or loss for the period, nor do they affect cash flows, or reserves as the total amounts remain unchanged.

The adjustments will therefore result in:

	Three months ended		Six months ended

	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	$	$	$	$
Original item: Cost of sales	—	—	(747,421)	—
Reclassified to: Sales	—	—	747,421	—

Original item: General and administrative expenses	—	—	(327,950)	—
Reclassified to: Sales	—	—	327,950	—

5.  Property, plant and equipment

Property, plant and equipment consist of the following:

	August 31, 2024 $	February 29, 2024 $
Computer software	1,194	—
Motor vehicles	12,799	11,889
Plant and machinery	1,152,640	1,056,830
Furniture and fittings	106,682	99,098
Computer equipment	157,633	145,891
Laboratory equipment	258,110	238,799
Total cost	1,689,058	1,552,507
Foreign currency adjustment	94,719	35,626
Total accumulated depreciation	(1,267,275)	(1,268,011)
Total	327,064	320,122

Depreciation of property, plant and equipment totaled approximately $25,309 for the quarter ending August 31, 2024 compared to $18,665 for the quarter ending August 31, 2023, and $48,537 for the six months ending August 31, 2024 compared to $37,268 for the six months ending August 31, 2023.

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

Depreciation of $5,787 was allocated to Cost of Goods Sold for the quarter ending August 31, 2024, compared to $6,221 for the quarter ending August 31, 2023, and $11,099 for the six months ending August 31, 2024 compared to $12,422 for the six months ending August 31, 2023.

6.  Inventories

a.  Accounts by period

Inventory consists of the following:

	August 31, 2024 $	February 29, 2024 $
Stock on hand	1,282,846	861,451
Less provisions for obsolescence	(11,003)	(10,221)
Goods in transit	—	12,223
Total	1,271,843	863,452

The write-down of inventory reflects management's assessment of net realizable value based on current market conditions and estimates of future sales. Once inventory has been written down, the new cost basis cannot be subsequently increased based on changes in underlying facts and circumstances. This ensures that inventory is accurately reported and reflects the economic realities of the Company’s operations.

The obsolescence reserve is established based on an analysis of inventory turnover, historical sales data, and future sales forecasts. The reserve is reviewed periodically and adjusted as necessary to ensure that the inventory value accurately represents the amount expected to be realized upon sale.

7.  Note Receivable

	August 31, 2024 $	February 29, 2024 $
Note receivable	664,196	638,041
Allowance for impairment	(664,196)	(638,401)
Total	—	—

In November 2021, the Trachealator product received FDA approval, allowing the Company to enter the U.S. market. Recognizing the lack of established sales channels and infrastructure, management made a strategic investment by partnering with Innovative Outcomes, a distributor with a robust network. To facilitate this investment, the Company entered into a revolving credit facility of up to $750,000, which Innovative Outcomes would use to enhance its distribution capabilities while also supporting our operational efforts in this new territory.

This arrangement was not part of the Company’s normal course of business but rather a targeted investment activity aimed at market entry. However, during the quarter ending November 30, 2023, a significant change in strategic focus necessitated a reassessment of this partnership. The Company identified the need to market its products to niche surgical units, while Innovative Outcomes opted to concentrate solely on the wound care clinic market. This strategic misalignment prompted the decision to separate the developed network and infrastructure, allowing each entity to pursue its respective goals.

In accordance with U.S. GAAP ASC 310, the Company has determined that a full impairment of the note receivable from Innovative Outcomes is warranted. This decision is based on several critical factors:

•	Deterioration of Financial Position: The financial position of Innovative Outcomes has deteriorated significantly, raising concerns about its ability to meet future obligations, including the repayment of the note.
•	Strategic Misalignment: The divergence in strategic focus between the Company and Innovative Outcomes has adversely impacted their relationship. This misalignment has hindered collaborative efforts, reducing the likelihood of successful recovery.
•	Lack of Access to Information: The Company has been unable to obtain sufficient information to conduct a comprehensive assessment of the recoverability of the loan. This lack of transparency further compounds the uncertainty surrounding the receivable.

Given these circumstances, the Company recognized a full impairment reserve against the receivable as of November 30, 2023, along with all accrued interest to date. This decision reflects a commitment to accurate financial reporting and a conservative approach to asset valuation, ensuring that the financial statements present a true and fair view of the Company’s financial position. In September 2024, the full note became due and Innovative Outcomes has defaulted on the note based on non-payment.

As the loan incurs interest and has fixed repayment terms, the Company views this as an investment activity rather than a regular operational endeavor. Nonetheless, Innovative Outcomes remains liable for repayment, and interest will continue to accrue until maturity. Should payments be received, the provision will be reversed in alignment with the corresponding cash flow.

8.  Loans Payable

a.       Loans from related parties

	August 31, 2024 $	February 29, 2024 $
Minoan Medical Proprietary Limited
Opening balance	1,769,688	1,862,793
Interest	85,468	236,873
Received/Issued	905,534	2,076,257
Repayments	(1,705,898)	(2,323,089)
Foreign exchange difference	116,462	(83,326)
Closing balance	1,171,254	1,769,688

Minoan Capital Proprietary Limited
Opening balance	269	273
Foreign exchange difference	10	(4)
Closing balance	279	269

Total debt	1,171,533	1,769,957

Minoan Medical Proprietary Limited:

Loans payable include an unsecured loan of $1,171,254 from Minoan Medical, the prior parent entity of DISA Medinotec in South Africa. This loan was initially obtained to support the working capital and capital expenditure expansions of DISA Medinotec during its developmental and startup phases. Following the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability.

The Company is obligated to repay the loan within three years following its initial public offering (IPO), which is defined in the loan agreement as the point at which the business growth is sufficient to list on a national exchange. National exchanges in the United States include the New York Stock Exchange (NYSE), NASDAQ, and NYSE American. During this three-year period, the loan will accrue interest at the prevailing prime lending rate. As of August 31, 2024, the prevailing lending rate in South Africa was 11.75%. The terms of this loan are considered to be market-related. The Minoan Medical loan decreased by $94,861 during the quarter ending August 31, 2024.

The interest charged for the quarter was $37,244 and a 1% movement in the interest rates constitutes a value of $2,928. In light of the absence of current major merger and acquisition (M&A) activity, management has decided to prioritize the repayment of loan accounts using spare cash flows generated by the business. This strategic decision aims to strengthen the Company’s financial position and enhance financial stability. By reducing outstanding debt, the Company seeks to improve its leverage and overall financial position, positioning itself for future growth opportunities.

The Company has the option to make early settlement in cash or any form of equivalent.

Minoan Medical Proprietary Limited’s (“Minoan”) ultimate beneficial owner is the CEO of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Minoan used to hold his medical investments and exports of which DISA Medinotec Proprietary Limited was one of these investments before it was transferred into the Medinotec Group of Companies. Pieter van Niekerk, the Company’s Chief Financial Officer, also serves as a director of Minoan.

Minoan Capital Proprietary Limited:

This is an unsecured, interest-free loan with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

9.  Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	August 31, 2024 $	February 29, 2024 $
Trade accounts payable	1,342,555	588,640
Accrued payroll, payroll taxes and leave pay	26,639	11,684
Provision for professional fees	—	92,000
Royalties payable	12,171	35,139
Tax Liability	155,416	53,646
Other payables	—	20,441
Total	1,536,781	801,550

One major European Cardiac supplier constituted 58% of the total trade accounts payable as of August 31, 2024.

10.  Commitments

a.   Leases and deferred rent

The Company leases offices which includes warehouse spaces under a cancelable operating lease agreement with contractual terms from August 1, 2023 to July 31, 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.

Rental expense for operating leases for the three months ended August 31, 2024 was $8,130 compared to $7,970 for the period ended August 31, 2023, and $15,923 and $15,853 for the six months ending August 31, 2024 and August 31, 2023 respectively.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of August 31, 2024 was as follows:

Amounts

Remainder of 2025	15,606
2026	31,211
2027	13,005
Total undiscounted lease payments:	59,822
Less: Imputed Interest	(3,615)
Total operating lease liabilities	56,207

Operating lease liabilities, current portion	27,753
Operating lease liabilities, net of current portion	28,454

b.  Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the consolidated entities may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Consolidated entities, with respect to certain matters. The Consolidated entities has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Group’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Consolidated entities limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

 At the reporting date and to the Company’s knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

11.  Stockholders' equity

a.  Authorized and issued stock by period

Authorized:

As of August 31, 2024, the Company had 200,000,000 shares of common stock authorized, par value $.001 per share, with 188,266,250 shares available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and other transactions.

As of August 31, 2024, the Company had 20,000,000 shares of preferred stock authorized, par value $.001 per share, and available to issue. There are no shares of preferred stock outstanding or designated by the board of directors.

This has remained unchanged from the previous financial year ending February 29, 2024.

Issued and outstanding shares of common stock:

Common shares	August 31, 2024 $	February 29, 2024 $
Stock issued	11,733,750	11,733,750

Amount of shares	August 31, 2024 units	February 29, 2024 units
Common shares	11,734	11,734

12.  Income taxes

For the three months ended August 31, 2024, and 2023, our provision for income taxes was an expense of $110,681 and $12,300, respectively, and $210,837 for the six months ending August 31, 2024 compared to $12,300 for the six months ending August 31, 2023.

The effective tax rate for these periods was 27% and 39% for the 3 months ended August 31, 2024 and 2023 respectively, and 34% for the six months ending August 31, 2024 compared to 107% for the six months ending August 31, 2023.

The effective tax rate is impacted by several factors, including:

1.	National, Federal and State Tax Rates: The statutory federal income tax rate is 21% for the United States and 27% for South Africa, compared to the effective tax rates disclosed above.
2.	Permanent Differences: Certain items that are recognized in financial statements but are not taxable or deductible in the current period, such as relevant permanent differences specifically not allowed or which is capital in nature relating to the specific segments tax laws, impact our effective tax rate.
3.	Temporary Differences: Timing differences between the recognition of income and expenses for tax purposes versus financial reporting purposes also contribute to the effective tax rate. Examples include depreciation methods, deferred tax assets/liabilities.
4.	Tax Credits: Tax credits which may reduce our overall tax liability for the period.
5.	Changes in Tax Legislation: Any recent changes in tax laws that may have affected our calculations, including will be taken into account.
6.	Valuation Allowances: We evaluated the need for a valuation allowance on deferred tax assets based on our assessment of future taxable income.

This effective tax rate may differ from the statutory rate due to the aforementioned factors. We will continue to monitor our effective tax rate and make necessary adjustments as required by changes in our operations or tax legislation.

The effective tax rate for the three months ended August 31, 2024, differed from the U.S. statutory federal income tax rate of 21% primarily due to permanent differences, which include GILTI (Global Intangible Low-Taxed Income) and foreign rate differentials. For the three months ended August 31, 2023, the effective tax rate also differed from the U.S. statutory federal income tax rate due primarily to foreign rate differentials.

As a U.S.-registered company with interests in South African entities, we are also considering our obligations under the OECD's Pillar II framework, which seeks to ensure that multinational enterprises pay a minimum level of tax. This framework informs our tax strategy and the management of our global tax liabilities. The tax rate in the territory of South Africa is 27% at the moment which is more than the 21% threshold in the U.S.

13.  Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a

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

Rental expense for operating leases for the quarter ended August 31, 2024 was $8,130 compared to $7,970 for the quarter ended August 31, 2023, and $15,923 for the six months ending August 31, 2024 compared to $15,853 for the six months ending August 31, 2023.

Set forth below is a table showing the Consolidated entities' rent paid for the quarter ended August 31, 2024 with Minoan Capital:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2024 $	2023 $	2024 $	2023 $
Rent expense	8,130	7,970	15,923	15,853
Accounts payable	—	—	—	—

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b.  Loan

As of August 31, 2024 the Company has an unsecured loan payable of $1,171,254 from Minoan Medical, the prior parent entity of DISA Medinotec Proprietary Limited, which is incorporated in South Africa. This loan was originally obtained to finance working capital and capital expenditure (capex) expansions of DISA Medinotec during its developmental and startup phases.

The consolidated entities, particularly Medinotec Inc., have the option to settle this loan earlier in cash or in any equivalent form. The terms of the loan stipulate that it is to be repaid within three years following the initial public offering (IPO) or upon the commencement of trading on a recognized national exchange for example NASDAQ, whichever occurs first. During this three-year period, the loan will accrue interest at the prevailing prime lending rate, which was 11.75% as of August 31, 2024.

The terms of this loan are considered to be market-related, reflecting conditions that are customary for similar arrangements.

14.  Subsequent events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to Aug 31, 2024 through the date these financial statements were issued and have identified the following event: In September 2024, the full note receivable from Innovative Outcomes became due. The company has defaulted on the note based on non-payment. A full impairment reserve has been recognized on this note so no adjustments to the financial statements are required. Refer to note 8 above.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended February 29, 2024, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Business Overview

Medinotec Inc. established Medinotec Capital Proprietary Limited as a wholly owned subsidiary in South Africa. In March 2022, Medinotec Capital successfully acquired DISA Medinotec Proprietary Limited after demonstrating the feasibility of a private placement of at least $3 million. This acquisition formed the Medinotec Group of Companies, a South African-based medical device manufacturing and distribution entity.

The Company engages in in-house manufacturing for products that leverage its intellectual know-how, while also utilizing cash flows generated from marketing products as distribution partners with major players in the industry. This distribution business supports the cash flows of the internally developed products while a market is being established for these offerings. Our internally developed products include:

The Trachealator

In 2018, DISA Medinotec Proprietary Limited developed its most innovative product to date – the Trachealator. This award-winning (Medical Design Excellence Awards – Gold Winner 2021) balloon catheter was developed to address an unmet supply need in the specialty of advanced airway management, more specifically tracheal dilation. That makes this innovative product in our opinion a world first in its ability to dilate a patient’s airway while maintaining ventilation to the patient without obstructing his/her airway.

This life-saving device has quite literally changed the way that tracheal and, to a degree, bronchial stenosis, is managed in extremely ill patients. This is especially true in a post Covid-19 world where tracheal stenosis due to extended tracheal intubation is becoming an ever more frequent pathology encountered by surgeons, who, thanks to the Medinotec Group of Companies, now have a safe and effective tool at their disposal.

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

A clinical study was conducted in 2022, as part of the development of the Technical File documentation, which is currently undergoing examination by our Notified Body (DEKRA).

FDA clearance via the 510(k) substantially equivalence process is currently under review, with the application being submitted on the 31st of May 2024.

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

The process of obtaining FDA clearance for the full range of Cape Cross PTCA catheters via the 510(k) substantial equivalence process commenced in January 2024 and the expected submission date is February 2025.

The Tracheal Stent (Developmental)

We are currently in the initial stages of development of a new self-expanding, temporary, silicone tracheal stent to be used in conjunction with the Trachealator balloon in the treatment of tracheal stenosis.

The complimentary nature of this product will further build on our know-how in the field of advanced airway management.

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

The products described have reached the following stages:

Trachealator:

The Company is pleased to report that, since sales commenced, it has supplied 501 Update Trachealators, both in private and academic hospitals throughout the United States of America.

FDA clearance and CE registration was obtained.

Cape Cross PTCA Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification has been obtained.

Cape Cross NC Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification has been obtained.

Lamprey Suction Dissector:	The progress of this product's development has been temporarily suspended to prioritize the pursuit of products with greater economic viability.

Aortic Valve Dilation Balloon Catheter (Outflo):	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials, Application for MDR CE Mark Accreditation has been submitted. Application for FDA 510(k) clearance was submitted on the 31st of May 2024.

Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials MDR/CE Mark accreditation application was submitted in July 2023.

Tracheal Stent:	R&D

Epistaxis Catheter:	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials – FDA 510(k) exempted (Class I product)

Results of Operations for the Three and Six Months ended August 31, 2024 and August 31, 2023

Revenue

Quarterly Performance

For the quarter ended August 31, 2024, consolidated revenue for the Medinotec Group of Companies reached $1,804,020, an increase from $350,792, a growth of 414%.

Year-to-Date Performance

For the six months ending August 31, 2024, consolidated revenue was $3,055,897, compared to $766,999 in the corresponding period of the previous year, an increase of 298%.

Operating Segments

The Group operates through two primary segments:

Sales outside the United States: Includes both in-house products and complementary products, the latter typically yielding thinner margins.

Domestic Sales: Focused on our Trachealator product within the United States.

Sales Concentration

Sales between the Medinotec Group and DISA Life Sciences are expected to remain strong due to DISA's extensive distribution network in South Africa. However, the Group aims to diversify and reduce its reliance on the South African market as we pursue opportunities in more developed international markets.

Despite this intention, there is no certainty that our efforts will successfully diminish our dependency on DISA Life Sciences for customer accounts. Expansion efforts face potential barriers, including regulatory approvals and competition, which may hinder our entry into these new markets. Consequently, the risk of customer concentration may persist unless we effectively navigate these challenges.

Product Development

The Trachealator product received FDA clearance in November 2021, enabling the Company to market this product in the United States. Among Medinotec's most valuable assets are its long-term customer relationships and robust distribution and marketing network. Our distribution partnership boasts over 100 sales representatives who cover approximately 60% of hospital theatre floors in South Africa weekly. The Group plans to replicate this successful model in the U.S. market.

The following table sets forth total revenue by operating segment of the total revenue balance:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2024 $	2023 $	2024 $	2023 $
Outside United States of America
Cape Cross NC Catheter	16,058	60,983	47,673	103,211
Cape Cross PTCA Catheter	36,905	54,109	63,721	99,392
Trachealator Catheter	225,256	120,200	306,277	265,236
Components	2,091	6,126	5,898	14,866
Distribution revenue	1,360,728	—	2,333,572	—
	1,641,038	241,418	2,757,141	482,705

Inside United States of America
Trachealator Catheter	162,982	109,374	298,756	284,294
Total Company Sales	1,804,020	350,792	3,055,897	766,999

Outside the U.S. Segment

Revenues from the segment of our products sold outside the United States for the three and six months ended August 31, 2024, increased by 580% and 471%, respectively, reaching $1,641,038 and $2,757,141, compared to $241,418 and $482,705 for the same periods in the prior year. The increase in revenues was primarily driven by the addition of new distribution revenue lines in South Africa and enhanced sales and marketing efforts for our in-house developed products.

However, there have been volume drops in sales of our internally designed and manufactured products in the Outside the U.S. segment. This decline is largely attributable to the significant time and attention being focused on the U.S. market, as well as market constraints stemming from macroeconomic factors in Europe.

Our sales and marketing initiatives in this segment included:

1.	Strategic Partnerships: We established new distribution agreements with key partners in South Africa, leveraging their established networks to enhance our market penetration.
2.	Sales Training: We implemented comprehensive training programs for our sales representatives, focusing on product knowledge and effective sales techniques to better engage healthcare professionals.
3.	Targeted Marketing Campaigns: We launched tailored marketing campaigns highlighting the unique benefits of our products, which included digital marketing, trade shows, and direct outreach to healthcare facilities.
4.	Customer Relationship Management (CRM): We invested in CRM tools to better track customer interactions, allowing for tailored approaches that strengthen relationships with healthcare providers.
5.	Market Research: Ongoing research was conducted to identify emerging trends and customer needs, enabling us to refine our offerings and marketing strategies accordingly.

Inside the U.S. Segment

Revenues from the segment of our products sold inside the United States for the three and six months ended August 31, 2024, increased by 49.0% and 5.1%, respectively, totaling $162,982 and $298,755, compared to $109,374 and $284,294 for the prior year. This revenue growth was primarily attributable to intensified sales and marketing efforts focused on our in-house developed products.

Key initiatives in this segment included:

1.	Expanded Sales Force: We increased the number of sales representatives dedicated to the U.S. market, enhancing our ability to engage more healthcare providers effectively.
2.	Promotional Activities: We organized promotional events and product demonstrations in key hospital systems to showcase our products directly to potential customers.
3.	Educational Initiatives: We launched educational programs aimed at healthcare professionals, providing valuable information about our products and their applications in clinical settings through webinars and workshops.
4.	Enhanced Online Presence: Our digital marketing strategy was revamped to improve online visibility, including optimized website content and targeted online advertising to reach healthcare professionals.
5.	Feedback and Adaptation: Regular feedback loops were established with customers to gain insights into their experiences, allowing us to refine our product offerings and sales strategies continually.

Cost of Goods

The following tables compare cost of goods sold as dollar amounts and as a percent of net sales for the three and six months ended August 31, 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Total cost of goods sold	$970,608	$60,988	$1,622,207	$159,486

	For the Quarter Ended		For the Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Total cost of goods sold %	54%	17%	53%	20%

The composition of the cost of sales figure as a % to the segments is as follows

	For the Quarter Ended		For the Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Outside United States of America %	98%	87%	99%	71%
Inside the United states of America %	2%	13%	1%	29%

Cost of goods sold (COGS) increased for the three months ended August 31, 2024, primarily due to the factors previously mentioned related to the revenue increase. Gross margin as a percentage of sales decreased to 46%, compared to 83% in the same quarter of the prior year.

For the six months ended August 31, 2024, COGS also increased, driven by the same factors affecting revenue. Gross margin as a percentage of sales was 43%, down from 80% in the prior year period.

The decline in gross margin for both the quarter and year-to-date can be attributed to a shift in the sales mix, with a higher proportion of distribution product volumes compared to in-house developed product volumes, particularly in South Africa. Additionally, it is important to note that COGS is significantly impacted by foreign exchange fluctuations. Since revenues generated outside of the U.S. segment are predominantly in South African Rand, which can be quite volatile, these currency movements materially affect our cost structure.

Operating Expenses

Operating expenses were $397,665 for the quarter ended August 31, 2024, up from $234,069 for the quarter ended August 31, 2023. Operating expenses were $728,775 for the six months ended August 31, 2024, up from $510,927 for the six months ended August 31, 2023.

One of the major components that affects the operating expenses is the costs of compliance for the business. Certain costs are once off in nature and others will be recurring.

	Three months ended (Unaudited)				Six months ended (Unaudited)

	August 31, 2024	August 31, 2023	Value Change		August 31, 2024	August 31, 2023	Value Change
	$	$	$	% Change	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	19,522	12,402	7,120	57%	37,438	24,845	12,593	51%
General and administrative expenses	353,808	183,329	170,479	93%	631,014	399,444	231.570	58%
Research and development expenses	1,892	11,857	(9,965)	(84)%	16,872	14,119	2,753	19%
Sales and marketing expenses	22,443	26,481	(4,038)	(15)%	43,451	72,519	(29,068)	(40)%
Total operating expenses	397,665	234,069	163,596	70%	728,775	510,927	217,848	43%

Depreciation and amortization expense increased by $7,120 for the quarter and $12,593 for the six months ending August 31, 2024. This rise is primarily attributed to the acquisition of new assets and the allocation of depreciation to products manufactured. Total depreciation for the quarter, including amounts allocated to manufactured products, was $25,309, and $48,537 for the six-month period ending August 31, 2024.

General and administrative expenses as a total increased by $170,479 for the quarter and $231,570 for the six months ending August 31, 2024.

The most material causes of these movements are the following:

•	There was an increase in payroll costs of $63,085 for the three-month period and $424,550 year-to-date. This increase includes the payroll expenses associated with the new distribution line, reflecting the costs incurred.
•	The remainder of the increase was due to compliance costs that were incurred.

General and administrative expenses per segment is allocated as follows

Quarter Ending August 31	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
General and administrative expenses	140,727	99,708	213,082	83,621	353,809	183,329

Six Months Ending August 31	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
General and administrative expenses	273,123	214,602	357,891	184,842	631,014	399,444

For the quarter and six months ending August 31, 2024, 48% of the expense increase is attributable to payroll costs in the segment inside the USA, while 34% relates to payroll costs for operations outside the USA, reflecting an increase from 43% year-to-date and 25% in the prior year. The comparative turnover generated by each segment, as a percentage of payroll costs, shows that operations outside the USA accounted for 11%, compared to 20% in the previous six months, while the inside USA segment continues to demonstrate its own strengths.

This data indicates that the company’s strategy of leveraging less expensive, high-quality talent abroad is yielding positive results. This approach not only enhances our cost efficiency but also reinforces our commitment to maintaining a skilled workforce that is essential for driving our operations.

The remaining portion of general and administrative expenses is primarily compliance obligations, which are critical for a medical device company operating in a highly regulated market. These costs encompass regulatory filings, quality assurance initiatives, and other compliance measures necessary to meet industry standards. As a publicly traded entity, we also incur specific expenses related to our listing on the OTCQX markets. These expenses cover regulatory compliance, investor relations, and reporting requirements that are vital for maintaining transparency and accountability as a public enterprise. It is important to note that these public-related expenses are specific to our operations within the United States.

Collectively, these factors highlight the significance of stringent compliance and operational readiness within our cost structure, ensuring that we meet both regulatory requirements and the expectations of our stakeholders.

Research and development expenses increased by $7,120 for the quarter and increased by $2,753 for the six months ending August 31, 2024. In terms of capital allocation for research and development (R&D), we adopt an R&D-light approach. This strategy focuses on commercially viable projects, prioritizing investments that promise higher returns. Our R&D efforts primarily center on process improvement and manufacturing efficiencies rather than high-risk initiatives. By opting to pay R&D royalties and select projects that are closer to commercialization, we ensure a higher likelihood of success and minimize resource allocation to less promising ventures.

Sales and marketing expenses decreased by $4,038 for the quarter and $29,068 for the six months ending August 31, 2024. This reduction is primarily due to our increased use of distributors in all territories, which allows for a better alignment of costs incurred with item sales, as opposed to maintaining a full-time staff whose expenses can accumulate over time relative to sales performance.

We continue to deliver directly to customers to preserve our relationships with these customers and ensure that we do not lose touch with our clients through our use of distributors especially in the United States. Additionally, this decrease can be attributed to the timing of conferences and marketing events attended, which can create discrepancies when comparing year-over-year expenses.

For all expense categories it is important to note that we maintain a flat organizational structure that allows for flexibility in staff roles, enabling sales personnel to transition into operational and manufacturing positions, and vice versa. While this adaptability provides us with a competitive advantage, it may impact our quarter-over-quarter and year-over-year comparisons across the various expense categories used for reporting purposes.

 Net Income / (Loss)

Net income for the quarter ending August 31, 2024, was $284,749, a significant improvement from a net loss of $33,164 for the same quarter ending August 31, 2023. For the six months ended August 31, 2024, net income was $371,953, up from a net loss of $10,876 in the corresponding six-month period of the previous year.

This positive change is primarily attributable to increased sales, as previously discussed.

Included in net income is the contribution to income or loss from operations by segment for the quarter ending August 31, 2024. This metric is viewed as the most accurate and operationally driven indicator to illustrate the impact of each segment on net income. By focusing on the contribution from operations, we can more clearly assess how each segment performs independently, allowing for a better understanding of their respective efficiencies and profitability. This approach provides valuable insights into the operational health of the business and supports informed decision-making for future strategic initiatives.

Quarter Ending August 31	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Income/(loss) from operations	(5,151)	(2,657)	440,898	58,392	435,747	55,735

Six Months Ending August 31	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Income/(loss) from operations	(27,191)	34,255	732,106	62,331	704,915	96,586

The loss-making nature of the Inside the United States segment, in contrast to the profitability of the segment outside the United States, can be attributed to the differing phases of business maturity. The Inside the USA segment is currently in an active build-up phase, reflecting its less mature status, while the segment outside the USA has reached a more established stage of development.

Furthermore, the Inside the USA territory incurs higher operating and running costs compared to the segment outside the USA. This disparity in expenses provides a competitive advantage for the outside USA segment, where highly skilled South African professionals can be engaged at a lower cost than would be required for similar services within the USA. As a result, the outside USA segment benefits from a more favorable cost structure, contributing to its profitability while the Inside USA segment continues to develop.

Liquidity and Capital Resources

As of August 31, 2024, the Company reported current assets of $4,902,075 and total assets of $5,295,834. Current liabilities at the same date were $1,566,122, resulting in working capital of $3,335,953. Compared to February 29, 2024 when current assets were $4,379,297 and total assets were $4,804,279, with current liabilities of $827,453 and working capital of $3,551,844. The growth in total assets reflects strong capital resources closely linked to our recent revenue growth, driven by enhanced sales and marketing efforts in both domestic and international markets. Working capital reduced due to strategic use of current assets to reduce long term liabilities in the form of the related party loan. This was done due to operating in a high interest environment.

We believe that the funds generated from operations, along with our existing cash reserves, will be sufficient to finance our current operations and meet our obligations over the next twelve months. Our operational cash flow is expected to support our activities beyond the next twelve months, although we remain open to exploring additional funding sources as needed for growth initiatives discussed below.

In terms of capital allocation for research and development (R&D), we adopt an R&D-light approach. This strategy focuses on commercially viable projects, prioritizing investments that promise higher returns. Our R&D efforts are primarily centered on process improvement and manufacturing efficiencies rather than high-risk initiatives. By opting to pay R&D royalties and select projects that are closer to commercialization, we ensure a higher likelihood of success and minimize resource allocation to less promising ventures.

Looking ahead, we plan to undertake clinical write-ups in new territories to facilitate market entry and compliance with local regulations. We do not anticipate exceeding $50,000 for these activities, maintaining a disciplined approach to expenses while capitalizing on growth opportunities.

To further support potential acquisitions, strategic partnerships, capital expenditures, and the expansion of our R&D initiatives, we may consider seeking additional debt or equity financing or establishing lines of credit to supplement cash flows from operations. This proactive approach will enable us to leverage our financial position for sustainable growth and innovation.

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Six Months Ended August 31, 2024 ($)	Six Months Ended August 31, 2023 ($)
Net cash provided by (used in):
Operating Activities	645,210	(281,256)
Investing Activities	(17,733)	—
Financing Activities	(733,871)	260,901

Cash flows from Operating Activities

For the six months ended August 31, 2024, our operating cash flows experienced a significant turnaround, moving from a negative cash generation of $281,256 in the prior period to a positive cash generation of $621,255. This notable improvement in operating cash flow can be attributed primarily to enhanced profitability and effective management of working capital.

Profitability Improvement

During this period, we reported an increase in net profit after tax of $371,953, compared to a loss of $10,876 in the same period last year. This shift was largely driven by robust sales growth in our Outside the USA segment, specifically within our newly acquired cardiology distribution business, which commenced operations in the third quarter of 2023 in South Arica. The expansion in this segment has been instrumental in driving our revenue upward and enhancing our overall profitability.

Working Capital Movements

In addition to the improvement in profitability, the remaining increase in cash generated from operations was influenced by favorable movements in working capital. We effectively managed our trade receivables, inventory, and accounts payable to support the revenue growth in the cardiology distribution business.

•	Trade Receivables: We implemented more efficient collection processes, which resulted in a quicker turnover of accounts receivable, contributing positively to our cash flows.
•	Inventory Management: We optimized our inventory levels to align with increased demand, ensuring that we maintain sufficient stock without overcommitting resources.
•	Accounts Payable: We strategically managed our payables, taking advantage of favorable payment terms to maintain liquidity while supporting our growth objectives.

Furthermore, the company's ability to maintain strong relationships with suppliers and customers is critical in ensuring a steady flow of cash. Our commitment to direct customer engagement, even as we utilize distributors, helps preserve these relationships, facilitating smoother transactions and improved cash flow stability.

Overall, the combination of increased profitability, operational efficiencies, effective management of payment timing, and strong supplier relationships has positioned us well to enhance our cash flows from operating activities. We remain committed to sustaining this positive momentum as we continue to expand our market presence and drive growth in our key business segments.

Cash flows from Investing Activities

For the period ending August 31, 2024, we reported a decrease in net cash used in investing activities of $11,787, compared to zero in the prior period.

Cash flow from Financing Activities

For the six months ending August 31, 2024, we reported a use of cash from financing activities of $704,672, compared with cash generated of $260,901 in the prior period ending August 31, 2023. This change was primarily driven by the repayment of a portion of the related party loan during the current period, compared with the previous period, which included proceeds from long-term debt that contributed to higher cash inflows from the same loan facility.

The repayment of the related party loan is indicative of our improved financial stability and a commitment to reducing leverage, which represents a positive development for the business. By lowering our debt obligations, we enhance our balance sheet, reduce interest expenses, and position ourselves for better cash flow in the long term. This proactive management of debt not only strengthens our financial position but also enhances our financial flexibility, allowing us to allocate resources more effectively toward growth initiatives, operational improvements, and strategic investments.

Additionally, the decrease in reliance on external financing to fund operations suggests that our core business activities are generating sufficient cash flow. This transition reflects a healthier financial foundation and fosters greater confidence among investors and stakeholders regarding our sustainability and growth prospects.

Overall, we believe these developments underscore our strategic focus on long-term value creation and position us favorably for future growth opportunities.

Off Balance Sheet Arrangements

As of August 31, 2024, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies as described in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended February 29, 2024; however, we consider our critical accounting policies to be those related to revenue from the revenue of self-manufactured products, revenue from the distribution of products, allowance for note receivable impairment, and inventories valuation, costing and obsolescence.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended August 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period ended August 31, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the period ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 15, 2024
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: October 15, 2024
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

