Form 10-Q
period 2024-11-30
Medinotec Inc.
filed 2025-01-14
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2024

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,733,750 common shares as of January 13, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Unaudited Consolidated Balance Sheets as of November 30, 2024 and February 29, 2024;
3	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended November 30, 2024 and November 30, 2023;
4	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three and nine months ended November 30, 2024 and November 30, 2023;
5	Unaudited Consolidated Statements of Cash Flows for the nine months ended November 30, 2024 and November 30, 2023; and
6	Notes to the Unaudited Consolidated Financial Statements.

3

Medinotec Inc.

Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

	November 30, 2024 $	February 29, 2024 $
Assets
Current Assets
Cash	2,676,525	2,808,910
Accounts receivable, net of allowances	992,464	589,761
Inventory	1,151,466	863,452
Other current assets	99,859	117,174
Total Current Assets	4,920,314	4,379,297
Property, plant and equipment, net of accumulated depreciation	378,294	320,122
Deferred tax asset	18,575	42,881
Operating right-of-use asset	45,438	61,979
Total Assets	5,362,621	4,804,279
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,446,751	801,550
Due to stockholders/directors	—	1,587
Operating lease liability, current portion	28,217	24,316
Total Current Liabilities	1,474,968	827,453
Long Term Liabilities
Related party loans payable	1,041,090	1,769,957
Operating lease liability, net of current portion	20,731	39,698
Total Liabilities	2,536,789	2,637,108
Stockholders’ Equity
Capital stock $.001 par value; shares authorized 200,000,000; 11,733,750 shares issued and outstanding	11,734	11,734
Capital stock additional paid in capital	3,296,391	3,296,391
Retained Earnings (Deficit)	(559,094)	(1,241,325)
Accumulated other comprehensive income	76,801	100,371
Total Equity	2,825,832	2,167,171
Total Liabilities and Stockholders’ Equity	5,362,621	4,804,279

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)

	Three months ended		Nine months ended

	November 30, 2024 $	November 30, 2023 $	November 30, 2024 $	November 30, 2023 $

Revenue	2,565,048	2,002,547	5,588,445	2,769,547
Cost of goods sold	1,524,272	1,138,628	3,113,979	1,298,116
Gross profit	1,040,776	863,919	2,474,466	1,471,431
Operating expenses
Depreciation and amortization expense	19,206	11,604	56,644	36,449
General and administrative expenses	379,217	552,342	1,010,229	951,786
Research and development expenses	69,270	2,728	86,142	16,846
Sales and marketing expenses	45,632	39,335	89,083	111,855
Total operating expenses	513,325	606,009	1,242,098	1,116,936
Income (loss) from operations	527,451	257,910	1,232,368	354,495
Non operating income and expenses
Interest income	14,728	14,859	44,916	42,563
Other revenue/(expense)	(3,621)	(5,933)	11,709	(5,232)
Interest expense	(43,400)	(66,727)	(148,507)	(203,133)
Provision for impairment of note receivable	(13,684)	(629,458)	(39,839)	(629,458)
Total non-operating income and expenses	(45,977)	(687,259)	(131,721)	(795,260)
Income (loss) before income taxes	481,474	(429,349)	1,100,647	(440,765)
Income taxes
Current income taxes	(180,577)	—	(391,414)	(12,300)
Deferred income taxes	9,414	(63,022)	(26,969)	(50,183)
Net income (loss)	310,311	(492,371)	682,264	(503,248)
Other comprehensive income (loss) from operations	(14,204)	460	(23,603)	22,439
Total comprehensive income (loss)	296,107	(491,911)	658,661	(480,809)
Earnings Per Share:
Basic	$0.03	$(0.04)	$0.06	$(0.04)

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Stockholders’ Equity / (Deficit) (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 28, 2023	11,733,750	11,734	3,296,391	84,567	(836,637)	2,556,055
Net income (loss) for the period	—	—	—	—	(503,248)	(503,248)
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	22,439	—	22,439
Balance, November 30, 2023	11,733,750	11,734	3,296,391	107,006	(1,339,885)	2,075,246

Balance, August 31, 2023	11,733,750	11,734	3,296,391	11,792	(752,760)	2,567,157
Net income (loss) for the period	—	—	—	—	(492,371)	(492,371)
Foreign currency apportionment reclassification	—	—	—	94,754	(94,754)	—
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	460	—	460
Balance, November 30, 2023	11,733,750	11,734	3,296,391	107,006	(1,339,885)	2,075,246

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 29, 2024	11,733,750	11,734	3,296,391	100,371	(1,241,325)	2,167,171
Net income (loss) for the period	—	—	—	—	682,264	682,264
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(23,603)	—	(23,603)
Reclassification adjustment	—	—	—	33	(33)	—
Balance, November 30, 2024	11,733,750	11,734	3,296,391	76,801	(559,094)	2,825,832

Balance, August 31, 2024	11,733,750	11,734	3,296,391	90,972	(869,372)	2,529,725
Net income (loss) for the period	—	—	—	—	310,311	310,311
Reclassification adjustment	—	—	—	33	(33)	—
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(14,204)	—	(14,204)
Balance, November 30, 2024	11,733,750	11,734	3,296,391	76,801	(559,094)	2,825,832

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Cash Flows

	Nine months ended (unaudited)

	November 30, 2024 $	November 30, 2023 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	682,264	(503,248)
Depreciation	74,503	54,664
Interest (received)/paid	(39,839)	(22,662)
Deferred income taxes and tax credits	27,008	53,063
Provision for impairment of notes receivable	39,839	629,458
Provision for doubtful receivables	(19,832)	—
(Increase) decrease in trade receivables	(353,323)	(55,156)
Decrease (increase) in other assets, net	(41,031)	39,799
(Increase)/Decrease in inventories	(234,558)	(357,977)
Increase/(Decrease) in accounts payable and accrued expenses	285,442	263,291
Increase (decrease) in income taxes payable	358,645	—
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	779,119	101,232
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(90,359)	(851)
TOTAL CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES	(90,359)	(851)
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Proceeds from assuming long-term debt	—	—
Repayment of related party loan	(843,555)	(282,552)
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(843,555)	(282,552)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	22,410	33,462
Net cash increase (decreases) in cash and cash equivalents	(132,385)	(148,709)
Cash and cash equivalents at beginning of the period	2,808,910	2,827,457
Cash and cash equivalents at end of period	2,676,525	2,678,748
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	30,244
Income taxes	179,455	—
Cash received for:
Interest	3,178	—
Income taxes	95,232	—
Supplemental disclosure for non-cash activities
Right-of-use assets in exchange for lease liabilities	3,361	—

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Notes to the Unaudited Consolidated Entities Financial Statements

For the period ended November 30, 2024

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

An allowance for credit losses is calculated taking into account all accounts older than 91+ days (prior year: 121+ days).

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

j.  Employee benefit plans

The Company contributes 2.5% of basic salaries for eligible employees to a pension plan registered under the laws of South Africa. The Company also contributes a portion of the medical aid contribution for eligible employees to an approved medical insurance scheme.

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

iii.         Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the quarter ended November 30, 2024 was ($14,204) compared to $460 for the quarter ended November 30, 2023, and ($23,603) for the nine months ending November 30, 2024 compared to $22,439 for the nine months ending November 30, 2023.

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

Total foreign currency transaction gains and losses for the quarter ended November 30, 2024 was a $14,204 loss compared to a $460 gain for the quarter ended November 30, 2023, and a $23,603 loss for the nine months ending November 30, 2024 compared to a $22,439 gain for the nine months ending November 30, 2023.

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

The Company sells a significant amount to DISA Life Sciences, a non-related medical device distributor in South Africa. For the quarter ending November 30, 2024, 94% of the Company's total revenue was derived from this single customer in the distribution environment in South Africa compared to 79% for the quarter ending November 30, 2023, and 92% for the nine months ending November 30, 2024 compared to 66% for the nine months ending November 30, 2023.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Group of Companies Consolidated Three Months Ended (unaudited)		Medinotec Group of Companies Consolidated Nine Months Ended (unaudited)
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	150,915	526,519	574,485	1,009,226
Distribution Agreement Sales	2,199,199	1,344,803	4,500,271	1,344,803
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	214,934	131,225	513,689	415,518
	2,565,048	2,002,547	5,588,445	2,769,547

The following table sets forth financial information by reportable segment for the periods ending November 30, 2024 and November 30, 2023:

Income/(loss) from operations

	Medinotec Group of Companies Consolidated Three Months Ended November 30 (unaudited)
	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Revenue	214,934	131,225	2,350,114	1,871,322	2,565,048	2,002,547
Cost of goods sold	28,603	11,873	1,495,669	1,126,755	1,524,272	1,138,628
Gross profit	186,331	119,352	854,445	744,567	1,040,776	863,919
Selling expenses	31,034	3,493	14,598	35,842	45,632	39,335
Depreciation expense	—	—	19,206	11,604	19,206	11,604
General and administrative expenses	248,925	122,348	130,292	429,994	379,217	552,342
Research and development expenses	50,000	—	19,270	2,728	69,270	2,728
Income/(loss) from operations	(143,628)	(6,489)	671,079	264,399	527,451	257,910
Provision for impairment of note receivable	13,684	629,458	—	—	13,684	629,458

	Medinotec Group of Companies Consolidated Nine Months Ended November 30 (unaudited)
	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Revenue	513,689	415,518	5,074,756	2,354,029	5,588,445	2,769,547
Cost of goods sold	58,140	35,979	3,055,839	1,262,137	3,113,979	1,298,116
Gross profit	455,549	379,539	2,018,917	1,091,892	2,474,466	1,471,431
Selling expenses	54,320	14,825	34,763	97,030	89,083	111,855
Depreciation expense	—	—	56,644	36,449	56,644	36,449
General and administrative expenses	522,048	336,950	488,181	614,836	1,010,229	951,786
Research and development expenses	50,000	—	36,142	16,846	86,142	16,846
Income/(loss) from operations	(245,663)	27,764	986,705	326,731	1,232,368	354,495
Provision for impairment of note receivable	39,839	629,458	—	—	39,839	629,458

The following table sets forth financial information by reportable segment for the periods ending November 30, 2024 and February 29, 2024:

Total Assets

	Inside the United States		Outside the United States		Total
	November 30, 2024 (unaudited)	February 29, 2024	November 30, 2024 (unaudited)	February 29, 2024	November 30, 2024 (unaudited)	February 29, 2024
Total assets	2,340,205	2,697,502	3,022,416	2,106,777	5,362,621	4,804,279

The major component of total assets is "Cash" of $2,676,525 as of November 30, 2024 and $2,808,910 as of February 29, 2024. A significant portion of this is maintained Inside the United States in USD of $2,068,417 as of November 30, 2024 and $2,478,434 as of February 29, 2024.

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

r.  Interest expense

Interest expense relates mostly to an unsecured loan from Minoan Medical, which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.25% at November 30, 2024. The terms of this loan are deemed to be market related.

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

On November 30, 2024, and November 30, 2023, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.  Property, plant and equipment

Property, plant and equipment consist of the following:

	November 30, 2024 (unaudited) $	February 29, 2024 $
Computer software	1,133	—
Motor vehicles	11,889	11,889
Plant and machinery	1,144,371	1,056,830
Furniture and fittings	99,098	99,098
Computer equipment	146,437	145,891
Laboratory equipment	239,834	238,799
Total cost	1,642,762	1,552,507
Foreign currency adjustment	22,749	35,626
Total accumulated depreciation	(1,287,217)	(1,268,011)
Total	378,294	320,122

Depreciation of property, plant and equipment totaled approximately $24,892 for the quarter ending November 30, 2024 compared to $17,397 for the quarter ending November 30, 2023, and $73,429 for the nine months ending November 30, 2024 compared to $54,664 for the nine months ending November 30, 2023.

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

Depreciation of $5,685 was allocated to Cost of Goods Sold for the quarter ending November 30, 2024, compared to $5,793 for the quarter ending November 30, 2023, and $16,785 for the nine months ending November 30, 2024 compared to $18,215 for the nine months ending November 30, 2023.

5.  Inventories

a.  Accounts by period

Inventory consists of the following:

	November 30, 2024 (unaudited) $	February 29, 2024 $
Stock on hand	1,162,331	861,451
Less provisions for obsolescence	(10,865)	(10,221)
Goods in transit	—	12,223
Total	1,151,466	863,452

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

6.  Note Receivable

	November 30, 2024 (unaudited) $	February 29, 2024 $
Note receivable	681,851	638,041
Allowance for impairment	(681,851)	(638,401)
Total	—	—

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

7.  Loans Payable

a.       Loans from related parties

	November 30, 2024 (unaudited) $	February 29, 2024 $
Minoan Medical Proprietary Limited
Opening balance	1,769,688	1,862,793
Interest	116,955	236,873
Received/Issued	935,986	2,076,257
Repayments	(1,883,214)	(2,323,089)
Foreign exchange difference	101,398	(83,326)
Closing balance	1,040,813	1,769,688

Minoan Capital Proprietary Limited
Opening balance	269	273
Foreign exchange difference	8	(4)
Closing balance	277	269

Total debt	1,041,090	1,769,957

Minoan Medical Proprietary Limited:

Loans payable include an unsecured loan of $1,040,813 from Minoan Medical, the prior parent entity of DISA Medinotec in South Africa. This loan was initially obtained to support the working capital and capital expenditure expansions of DISA Medinotec during its developmental and startup phases. Following the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability.

The Company is obligated to repay the loan within three years following its initial public offering (IPO), which is defined in the loan agreement as the point at which the business growth is sufficient to list on a national exchange. National exchanges in the United States include the New York Stock Exchange (NYSE), NASDAQ, and NYSE American. During this three-year period, the loan will accrue interest at the prevailing prime lending rate. As of November 30, 2024, the prevailing lending rate in South Africa was 11.25%. The terms of this loan are considered to be market-related. The Minoan Medical loan decreased by $130,441 during the quarter ending November 30, 2024.

The interest charged for the quarter was $31,487 and a 1% movement in the interest rates constitutes a value of $2,602. In light of the absence of current major merger and acquisition (M&A) activity, management has decided to prioritize the repayment of loan accounts using spare cash flows generated by the business. This strategic decision aims to strengthen the Company’s financial position and enhance financial stability. By reducing outstanding debt, the Company seeks to improve its leverage and overall financial position, positioning itself for future growth opportunities.

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

8.  Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	November 30, 2024 (unaudited) $	February 29, 2024 $
Trade accounts payable	996,702	588,640
Accrued payroll, payroll taxes and leave pay	21,896	11,684
Provision for professional fees	—	92,000
Royalties payable	22,640	35,139
Tax Liability	330,839	53,646
Other payables	74,674	20,441
Total	1,446,751	801,550

One major European Cardiac supplier constituted 82% of the total trade accounts payable as of November 30, 2024.

9.  Commitments

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

Rental expense for operating leases for the three months ended November 30, 2024 was $8,310 compared to $7,797 for the period ended November 30, 2023, and $24,233 and $23,650 for the nine months ending November 30, 2024 and November 30, 2023 respectively.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of November 30, 2024 was as follows:

Amounts
Remainder of 2025	8,120
2026	31,211
2027	13,005
Total undiscounted lease payments:	52,336
Less: Imputed Interest	(3,388)
Total operating lease liabilities	48,948

Operating lease liabilities, current portion	28,217
Operating lease liabilities, net of current portion	20,731

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

10.  Stockholders' equity

a.  Authorized and issued stock by period

Authorized:

As of November 30, 2024, the Company had 200,000,000 shares of common stock authorized, par value $.001 per share, with 188,266,250 shares available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and other transactions.

As of November 30, 2024, the Company had 20,000,000 shares of preferred stock authorized, par value $.001 per share, and available to issue. There are no shares of preferred stock outstanding or designated by the board of directors.

This has remained unchanged from the previous financial year ending February 29, 2024.

Issued and outstanding shares of common stock:

Common shares	November 30, 2024 $	February 29, 2024 $
Stock issued	11,733,750	11,733,750

Amount of shares	November 30, 2024 units	February 29, 2024 units
Common shares	11,734	11,734

11.  Income taxes

For the three months ended November 30, 2024, and 2023, our provision for income taxes was an expense of $171,163 and $63,022, respectively, and $418,383 for the nine months ending November 30, 2024 compared to $62,483 for the nine months ending November 30, 2023.

The effective tax rate for these periods was 36% and 15% for the 3 months ended November 30, 2024 and 2023 respectively, and 38% for the nine months ending November 30, 2024 compared to 14% for the nine months ending November 30, 2023.

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

The effective tax rate for the three months ended November 30, 2024, differed from the U.S. statutory federal income tax rate of 21% primarily due to permanent differences, which include GILTI (Global Intangible Low-Taxed Income) and foreign rate differentials. For the three months ended November 30, 2023, the effective tax rate also differed from the U.S. statutory federal income tax rate due primarily to foreign rate differentials.

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

12.  Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis Pieter van Niekerk	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk(Resigned Sept 1, 2024)	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a

a.  Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital. Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. Pieter van Niekerk, CFO of the Medinotec Group of Companies, also serves as a director on Minoan Medical Proprietary Limited (Resigned Sept 1,2024). We are currently also renting storage and office space in the US on a 12-month lease agreement.

Rental expense for operating leases for the quarter ended November 30, 2024 was $8,310 compared to $7,797 for the quarter ended November 30, 2023, and $24,233 for the nine months ending November 30, 2024 compared to $23,650 for the nine months ending November 30, 2023.

Set forth below is a table showing the Consolidated entities' rent paid for the quarter ended November 30, 2024 with Minoan Capital:

	Three months ended (unaudited)		Nine months ended (unaudited)

	November 30,	November 30,	November 30,	November 30,
	2024 $	2023 $	2024 $	2023 $
Rent expense	8,310	7,797	24,233	23,650
Accounts payable	—	—	—	—

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b.        Loan

As of November 30, 2024 the Company has an unsecured loan payable of $1,040,813 from Minoan Medical, the prior parent entity of DISA Medinotec Proprietary Limited, which is incorporated in South Africa. This loan was originally obtained to finance working capital and capital expenditure (capex) expansions of DISA Medinotec during its developmental and startup phases.

The consolidated entities, particularly Medinotec Inc., have the option to settle this loan earlier in cash or in any equivalent form. The terms of the loan stipulate that it is to be repaid within three years following the initial public offering (IPO) or upon the commencement of trading on a recognized national exchange for example NASDAQ, whichever occurs first. During this three-year period, the loan will accrue interest at the prevailing prime lending rate, which was 11.25% as of November 30, 2024.

The terms of this loan are considered to be market-related, reflecting conditions that are customary for similar arrangements.

14.  Subsequent events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to November 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

The products described have reached the following stages:

Trachealator:

The Company is pleased to report that, since sales commenced, it has supplied 940 Update Trachealators, both in private and academic hospitals throughout the United States of America.

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

Results of Operations for the Three and Nine Months ended November 30, 2024 and November 30, 2023

Revenue

Quarterly Performance

For the quarter ended November 30, 2024, consolidated revenue for the Medinotec Group of Companies reached $2,565,048, an increase from $2,002,547, a growth of 28%.

Year-to-Date Performance

For the nine months ending November 30, 2024, consolidated revenue was $5,588,445, compared to $2,769,547 in the corresponding period of the previous year, an increase of 102%.

Operating Segments

The Group operates through two primary segments: Sales Outside the United States and Domestic Sales. These segments represent the core of our business, with the former covering both in-house developed products and complementary products distributed on behalf of third parties, and the latter focusing on our proprietary Trachealator product within the United States.

1.	Sales Outside the United States
This segment includes both the sale of the Group's in-house developed products (proprietary IP) and the distribution of third-party products. The third-party distribution component generally yields thinner margins due to pricing pressures, distributor agreements, and competition within the medical device distribution sector. However, the in-house products provide higher margins, driven by the value proposition of our proprietary technologies.

○	The performance of this segment is strongly influenced by regional demand, regulatory considerations, and the success of our distributor partnerships, particularly in regions such as South Africa and broader Southern Africa.
○	Industry Trends: According to Grand View Research, the global medical device market is expected to grow at a CAGR of 5.6% from 2024 to 2029, driven by rising healthcare expenditures, demographic shifts, and a growing need for medical devices in emerging markets. This trend supports the Group’s growth strategy for expanding our footprint in these markets and capitalizing on the increasing demand for both proprietary and third-party products.

2.	Domestic Sales (United States)
The Domestic Sales segment primarily focuses on our Trachealator product, which serves the respiratory market in the U.S. This product is a leading solution for tracheal stenosis, and we continue to see significant adoption within key healthcare institutions across the country.

○	Revenue from this segment is primarily driven by increasing market penetration of the Trachealator, aided by favorable clinical outcomes, strategic sales channels, and strong relationships with U.S. healthcare providers. The U.S. market remains our second-largest by revenue, after South Africa, and continues to show robust growth potential as demand for respiratory solutions rises, particularly in the wake of heightened awareness and treatment focus of respiratory diseases.
○	Industry Trends: The U.S. medical device market is projected to grow at a CAGR of 4.3% from 2024 to 2029, according to IBISWorld, driven by advances in minimally invasive technologies and increasing health spending. With an aging population and rising incidences of chronic respiratory conditions, the demand for innovative solutions such as the Trachealator is expected to continue to rise, benefiting the Group’s domestic sales efforts.

Sales Concentration

Sales between the Medinotec Group and DISA Life Sciences are expected to remain strong, driven by DISA’s well-established and extensive distribution network in South Africa. This partnership continues to be a key pillar of our revenue stream, particularly within the Sales Outside the United States segment, where South Africa represents a significant portion of our sales.

However, as part of our broader growth strategy, the Group is committed to reducing its reliance on the South African market by diversifying into more developed international markets. We aim to expand our footprint in regions such as North America, Europe, and select other promising markets, which present significant opportunities for growth and greater stability. The Group’s proprietary products offer strong potential in these regions, particularly in the U.S. and European markets, where demand for advanced minimal invasive medical devices is increasing.

Despite these efforts, there is no certainty that we will be able to significantly reduce our dependency on DISA Life Sciences for customer accounts in the short-to-medium term. Expansion into new markets comes with inherent risks, including the need for regulatory approvals, the challenge of building new distribution networks, and the competitive landscape in each region. These factors may delay or impede our ability to diversify successfully. As such, the risk of customer concentration will likely persist unless we are able to effectively address these challenges and build a more balanced and diversified revenue base.

Product Development

The Trachealator product received FDA clearance in November 2021, allowing the Company to market and sell this innovative product within the United States. This regulatory milestone is a significant achievement, as it not only expands the product's reach to a larger and more developed market but also strengthens the Group’s position in the highly competitive U.S. medical device landscape.

Among Medinotec’s most valuable assets are its long-term customer relationships, as well as its robust distribution and marketing network. These factors have played a key role in the success of the Group’s operations, particularly in South Africa, where our distribution partnership is supported by a team of over 100 sales representatives. This dedicated sales force covers approximately 60% of hospital theatre floors in South Africa on a weekly basis, ensuring that our products are consistently visible and accessible to key medical professionals. This successful distribution model has been pivotal in driving adoption and product penetration.

The Group now plans to replicate this proven model in the U.S. market, leveraging the FDA clearance of the Trachealator and the strength of our established sales force. This expansion into the U.S. is an important step in our strategy to build a broader, more diversified revenue base and to tap into the significant growth opportunities within the North American healthcare market.

Additionally, the Group has recently submitted the Aortic Dilation Balloon Catheter for FDA 510(k) clearance on May 31, 2024. If clearance is obtained, this product will become the Group's second FDA-approved offering in the North American market. The approval and subsequent launch of this product will further expand Medinotec’s portfolio and bolster its presence in the competitive cardiovascular market in North America, a key area of strategic growth.

The following table sets forth total revenue by operating segment of the total revenue balance:

	Three months ended (unaudited)		Nine months ended (unaudited)

	November 30,	November 30,	November 30,	November 30,
	2024 $	2023 $	2024 $	2023 $
Outside United States of America
Cape Cross NC Catheter	20,950	48,816	68,623	150,565
Cape Cross PTCA Catheter	29,470	37,840	93,191	135,162
Trachealator Catheter	95,299	214,851	401,576	505,820
Components	5,196	225,012	11,095	217,679
Distribution revenue	2,199,199	1,344,803	4,500,271	1,344,803
	2,350,114	1,871,322	5,074,756	2,354,029

Inside United States of America
Trachealator Catheter	214,934	131,225	513,689	415,518
Total Company Sales	2,565,048	2,002,547	5,588,445	2,769,547

Outside the U.S. Segment

Revenues from the Group’s Outside the U.S. segment, which includes both our proprietary and distributed products, showed substantial growth for the three and nine months ended November 30, 2024. Revenues increased by 26% and 116%, respectively, reaching $2,350,114 for the three-month period and $5,074,756 for the nine-month period, compared to $1,871,322 and $2,354,029 for the same periods in the prior year. This growth was primarily driven by the addition of new distribution revenue streams in South Africa and increased sales efforts for our in-house developed products.

Our sales of components are opportunistic in nature, typically occurring when we face over-supply situations or when stock is approaching expiration. These sales are a strategy to avoid writing off excess inventory, which arises due to the minimum stock purchase quantities required by our suppliers for the manufacturing line. In the nine months ended November 30, 2024, component sales significantly declined, dropping from $217,679 to $11,095 compared to the same period in the prior year. Similarly, for the three months ended November 30, 2024, component sales fell from $225,012 to $5,196. This decline reflects the absence of similar over-supply or near-expiration situations that were present in the previous year.

Despite the overall increase in revenues, we have observed a decline in sales volume for some of our internally designed and manufactured products in this segment. This drop is largely due to the Group's strategic focus on expanding the U.S. market, which has diverted significant resources and attention. Additionally, macroeconomic factors in Europe, including economic slowdown and currency fluctuations, have created market constraints that have impacted product sales in certain regions.

Our sales and marketing initiatives in this segment aimed to counter these challenges and drive growth. These efforts included:

1.

Strategic Partnerships:

We successfully established new distribution agreements with key partners in South Africa, leveraging their established networks to enhance our market penetration and expand the reach of our products across both public and private healthcare systems. This partnership has played a pivotal role in increasing sales in the region and strengthening our market presence.

2.

Sales Training and Development:

A critical component of our sales strategy involved the implementation of comprehensive training programs for our sales representatives. These programs focused on improving product knowledge, refining sales techniques, and equipping our team with the tools to better engage healthcare professionals. By investing in our salesforce, we aim to enhance product adoption and foster stronger relationships with healthcare providers.

3.

Targeted Marketing Campaigns:

We launched tailored marketing campaigns that highlighted the unique benefits of our products to healthcare professionals. These campaigns utilized a mix of digital marketing, trade shows, and direct outreach to hospitals and healthcare facilities. These efforts were designed to raise awareness and drive demand for our products, particularly in emerging markets.

4.

Customer Relationship Management (CRM):

To further strengthen our customer engagement, we invested in CRM tools to better track and manage customer interactions. This has enabled us to deliver personalized communications and follow-up, improving customer satisfaction and fostering long-term relationships with key healthcare providers.

5.

Market Research and Trends Analysis:

Ongoing market research was conducted to identify emerging trends, shifting customer needs, and competitive landscape changes. This research has informed our product development and marketing strategies, ensuring that our offerings remain aligned with market demand and that we continue to deliver value to our customers.

Inside the U.S. Segment

Revenues from the Group’s U.S. segment, which includes sales of our in-house developed products, increased by 64% and 24% for the three and nine months ended November 30, 2024, respectively, totaling $214,934 for the three-month period and $513,689 for the nine-month period. This compares to $131,225 and $415,518 for the same periods in the prior year. The revenue growth was primarily driven by intensified sales and marketing efforts aimed at increasing the visibility and adoption of our proprietary products.

Key initiatives in this segment that contributed to the growth include:

1.

Expanded Sales Force:

We significantly increased the number of sales representatives dedicated to the U.S. market, enabling us to better engage with healthcare providers and expand our reach across key hospital systems and clinics.

2.

Promotional Activities:

We organized targeted promotional events and product demonstrations in major hospital networks, directly showcasing our products to potential customers and increasing product awareness in critical healthcare settings.

3.

Educational Initiatives:

To support product adoption, we launched educational programs for healthcare professionals, offering detailed information on product benefits and clinical applications through webinars and workshops. These initiatives help establish our products as trusted solutions within the clinical community.

4.

Enhanced Online Presence:

Our digital marketing efforts were enhanced, including optimized website content and targeted online advertising designed to increase our visibility among healthcare professionals, helping to drive interest and engagement in our products.

5.

Feedback and Adaptation:

We established regular feedback loops with our customers to gather insights into their experiences with our products. This continuous feedback allows us to adapt our product offerings and sales strategies, ensuring they align with customer needs and market demands.

Cost of Goods

The following tables compare cost of goods sold as dollar amounts and as a percent of net sales for the three and nine months ended November 30, 2024 and 2023:

	Quarter Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Total cost of goods sold	$1,524,272	$1,138,628	$3,113,979	$1,298,116

	Quarter Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Total cost of goods sold %	59%	57%	56%	47%

The composition of the cost of sales figure as a % to the segments is as follows

	Quarter Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Outside United States of America %	98%	97%	98%	96%
Inside the United states of America %	2%	3%	2%	4%

For the three months ended November 30, 2024, Cost of Goods Sold (COGS) increased, primarily reflecting the factors discussed earlier regarding the revenue growth in the period. As a result, gross margin as a percentage of sales decreased to 41%, compared to 43% in the same quarter of the prior year.

For the nine months ended November 30, 2024, COGS also rose, driven by similar factors impacting revenue. Gross margin for the year-to-date period was 44%, down from 53% in the prior year.

This decline in gross margin for both the quarter and year-to-date periods can be attributed primarily to a shift in the sales mix, with a higher proportion of distribution product volumes compared to in-house developed products, particularly in the South African market. Distribution products typically carry thinner margins than our proprietary products, which has led to a decrease in the overall gross margin.

Additionally, foreign exchange fluctuations have had a significant impact on COGS. A substantial portion of revenues generated outside of the U.S. is denominated in South African Rand (ZAR), which can be highly volatile. As a result, fluctuations in the exchange rate between the ZAR and U.S. Dollar materially affect our cost structure, contributing to the change in gross margin.

Operating Expenses

For the quarter ended November 30, 2024, operating expenses were $513,325, down from $606,009 for the same period in the prior year. For the nine months ended November 30, 2024, operating expenses increased to $1,242,098, up from $1,116,936 for the same period in the prior year. The increase for the nine-month period was primarily driven by investments in growth initiatives, including sales and marketing activities, as well as higher compliance-related costs.

One of the major components that affects the operating expenses is the cost of compliance for the business which is included in the General and Administrative line item. Certain costs are once off in nature and others will be recurring.

	Three months ended (Unaudited)				Nine months ended (Unaudited)

	November 30, 2024	November 30, 2023	Value Change		November 30, 2024	November 30, 2023	Value Change
	$	$	$	% Change	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	19,206	11,604	7,602	66%	56,644	36,449	20,195	55%
General and administrative expenses	379,217	552,342	(173,125)	(31%)	1,010,229	951,786	58,443	6%
Research and development expenses	69,270	2,728	66,542	2439%	86,142	16,846	69,296	411%
Sales and marketing expenses	45,632	39,335	6,297	16%	89,083	111,855	(22,772)	(20%)
Total operating expenses	513,325	606,009	(92,684)	(8%)	1,242,098	1,116,936	125,162	11%

Depreciation and amortization expense increased by $7,602 for the quarter and $20,195 for the nine months ending November 30, 2024. This increase is primarily attributable to the acquisition of new assets and the allocation of depreciation to products manufactured during the period. These assets, which include both equipment and intangible assets, have contributed to the rise in depreciation costs as they are progressively utilized in the production process. Total depreciation for the quarter, including amounts allocated to manufactured products, was $24,892, and $73,429 for the nine-month period ending November 30, 2024. This allocation reflects the capital investment in our manufacturing operations and is consistent with the company’s efforts to scale production and improve operational efficiency.

General and administrative expenses as a total decreased by $173,125 for the quarter and increased by $58,443 for the nine months ending November 30, 2024.

The most material causes of these movements are the following:

•	There was a reclassification of amounts previously included in general and administrative expenses to revenue in the first quarter amounting to $327,950 in the segment outside the United States, excluding this, the line item increased by $154,825 for the three months ended November 30, 2024 and $386,393 for the nine months then ended, the largest contributing component relates to an increase in payroll costs of $79,349 for the three-month period and $113,387 year-to-date. This increase includes the payroll expenses associated with the new distribution line, reflecting the costs incurred.
•	The remainder of the increase was due to compliance costs that were incurred.

General and administrative expenses per segment is allocated as follows

Quarter Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
General and administrative expenses	248,925	191,526	130,292	360,816	379,217	552,342

Nine Months Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
General and administrative expenses	522,048	336,950	488,181	614,836	1,010,229	951,786

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

Research and development (R&D) expenses increased by $66,542 for the quarter and $69,296 for the nine months ending November 30, 2024. This increase reflects our ongoing commitment to enhancing product performance and operational efficiencies. We adopt an R&D-light approach, focusing on commercially viable projects that prioritize higher returns on investment. This strategy ensures that our resources are allocated to projects with a higher likelihood of success, minimizing the risks associated with long-term, high-cost initiatives. Our R&D efforts are primarily directed towards process improvements and manufacturing efficiencies rather than more speculative, high-risk developments. By paying R&D royalties and selecting projects that are closer to commercialization, we optimize our R&D expenditures and ensure a more predictable path to market.

In Quarter 3, a significant investment of $50,000 was made to fund an American-based research study led by a reputable surgeon in the United States. This study aims to provide valuable clinical insights into the Trachealator product and is expected to bolster confidence in its performance. We believe that the outcomes of this research will not only validate the product's effectiveness but also enhance the rollout of the Trachealator in the U.S. market, supporting broader adoption and driving growth in this key territory.

Sales and marketing expenses increased by $6,297 for the quarter but decreased by $22,772 for the nine months ending November 30, 2024. The reduction in expenses for the nine-month period is primarily due to our increased reliance on distributors across all territories. This strategy has allowed for a better alignment of costs with item sales, reducing the need for a full-time staff dedicated solely to sales activities, whose expenses could accumulate over time without a direct link to sales performance.

While we’ve shifted towards a distributor model in many regions, we continue to deliver products directly to customers in order to preserve our strong relationships and ensure that we maintain direct contact with clients, particularly in the U.S. market. This direct engagement remains a priority as it strengthens customer loyalty and provides valuable insights for future product development.

The decrease in sales and marketing expenses can also be attributed to the timing of conferences and marketing events, which can vary from year to year and create discrepancies when comparing expenses across periods.

It is also important to note that our flat organizational structure allows for flexibility in staff roles. Sales personnel are able to transition into operational and manufacturing positions, and vice versa. While this adaptability provides a competitive advantage by allowing us to optimize staff allocation based on business needs, it can lead to variability in quarter-over-quarter and year-over-year comparisons across different expense categories.

 Net Income / (Loss)

Net income for the quarter ending November 30, 2024, was $310,311, a significant improvement from a net loss of $492,371 for the same quarter ending November 30, 2023. For the nine months ended November 30, 2024, net income was $682,264, up from a net loss of $503,248 in the corresponding nine-month period of the previous year.

This positive change is primarily attributable to increased sales, as previously discussed.

Included in net income is the contribution to income or loss from operations by segment for the quarter ending November 30, 2024. This metric is viewed as the most accurate and operationally driven indicator to illustrate the impact of each segment on net income. By focusing on the contribution from operations, we can more clearly assess how each segment performs independently, allowing for a better understanding of their respective efficiencies and profitability. This approach provides valuable insights into the operational health of the business and supports informed decision-making for future strategic initiatives.

Quarter Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Income/(loss) from operations	(143,628)	(623,558)	671,079	131,187	527,451	(492,371)

Nine Months Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2024	2023	2024	2023	2024	2023
Income/(loss) from operations	(170,821)	(564,985)	1,403,189	61,737	1,232,368	(503,248)

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

Liquidity and Capital Resources

As of November 30, 2024, the Company reported current assets of $4,920,314 and total assets of $5,362,621. Current liabilities at the same date were $1,474,968, resulting in working capital of $3,445,346. This compares with February 29, 2024 when current assets were $4,379,297 and total assets were $4,804,279, with current liabilities of $827,453 and working capital of $3,551,844. The growth in total assets reflects strong capital resources closely linked to our recent revenue growth, driven by enhanced sales and marketing efforts in both domestic and international markets. Working capital reduced due to strategic use of current assets to reduce long term liabilities in the form of the related party loan. This was done due to operating in a high interest environment – refer to note 7.

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

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Nine Months Ended November 30, 2024 (unaudited) ($)	Nine Months Ended November 30, 2023 (unaudited) ($)
Net cash provided by (used in):
Operating Activities	779,119	101,232
Investing Activities	(90,359)	(851)
Financing Activities	(843,555)	(282,552)

Cash flows from Operating Activities

For the nine months ended November 30, 2024, our operating cash flows experienced a significant turnaround, moving from a positive cash generation of $101,232 in the prior period to a positive cash generation of $779,119. This notable improvement in operating cash flow can be attributed primarily to enhanced profitability and effective management of working capital.

Profitability Improvement

During this period, we reported an increase in profitability with a net profit after tax of $682,264, compared to a loss of $503,248 in the same period last year. This shift was largely driven by robust sales growth in our Outside the USA segment, specifically within our newly acquired cardiology distribution business, which commenced operations in the third quarter of 2023 in South Arica. The expansion in this segment has been instrumental in driving our revenue upward and enhancing our overall profitability.

Working Capital Movements

In addition to the improvement in profitability, the remaining increase in cash generated from operations was influenced by favorable movements in working capital. We effectively managed our trade receivables, inventory, and accounts payable to support the revenue growth in the cardiology distribution business.

•	Trade Receivables: Trade receivables increased by $353,323 for the nine months ended November 30, 2024 compared to an increase of $55,156 for the same period in the previous year, directly resulting from increased revenues.
•	Inventory Management: We optimized our inventory levels to align with increased demand, ensuring that we maintain sufficient stock without overcommitting resources. Inventories increased by $234,558 for the nine months ended November 30, 2024 compared to a decrease of $357,977 for the same period in the previous year.
•	Accounts Payable: We strategically managed our payables, taking advantage of favorable payment terms to maintain liquidity while supporting our growth objectives. Accounts payable and accrued expenses increased by $285,442 for the nine month period ended November 30, 2024 compared to an increase of $263,291 for the same period in the previous year.

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

Cash flows from Investing Activities

For the period ending November 30, 2024, we reported an increase in net cash used in investing activities of $90,359, compared to $851 in the prior period. The cash flows used in investing activities relate to the purchase of property, plant and equipment.

Cash flow from Financing Activities

For the nine months ending November 30, 2024, we reported a use of cash from financing activities of $843,555, compared with cash used of $282,552 in the prior period ending November 30, 2023. This change was primarily driven by the repayment of a portion of the related party loan during the current period, compared with the previous period, which included proceeds from long-term debt that contributed to higher cash inflows from the same loan facility.

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

Off Balance Sheet Arrangements

As of November 30, 2024, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended November 30, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period ended November 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the period ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: January 14, 2025
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: January 14, 2025
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

