Form 10-K
period 2025-02-28
Medinotec Inc.
filed 2025-05-29
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:   000-56737

MEDINOTEC, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4990343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $9,157,135

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,733,750 shares as of May 28, 2025.

1

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

Our History

Prior to the above, in 2015, DISA Vascular 2015, an innovative medical device company that specialized in vascular technology for the treatment of coronary artery disease, was established. It was subsequently renamed DISA Medinotec Proprietary Limited. DISA Medinotec Proprietary Limited was situated in Cape Town, South Africa and had been developing stents for the international market since 1998. It has since produced high-quality medical devices through in-depth research and development capabilities (“R&D”) and a total commitment to patient care. Today, the products are sold via a network of distributor partners both in South Africa and internationally.

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

The manufacture of medical devices for the treatment of vascular and airway diseases is now performed in our facility in Johannesburg, South Africa. Raw materials and components used in manufacture are sourced from a number of local and international suppliers to ensure continuity of supply while maintaining high quality and reliability. Procedures and processes are in place to ensure that these materials meet the regulatory requirements and comply with specifications, and suppliers are regularly evaluated to monitor their quality performance.

The core values of care, learning, continuous improvement, innovation, outstanding delivery, and relationship building are important to the success of our business. The quality of the manufactured products is achieved through careful selection of suppliers and the maintenance of good manufacturing practices, thereby mitigating risk.

Employees

As of February 28, 2025, the Medinotec Group of Companies employed 51 employees, which consists of full-time employees and independent contractors.

•	Commercial team: Within the Group of Companies the Commercial team representing the products currently consists of 6 individuals responsible for all aspects of the sales process, including pricing, marketing, transportation and logistics, product development and general customer service and training.

•	Sales team: The team is organized by both region and end-market and comprises a group of experienced and dedicated team members who understand the industry and who are experts in their various medical fields. The team is led out of the Johannesburg head office and is regionally positioned in the major medical markets across South Africa. As the Company makes decisions to enter or expand its presence in certain markets or regions, it expects to continue to add dedicated team members to support that growth. The company currently has seventeen dedicated sales members in the United States and this number is expected to increase as the sales grow and regulatory and administrative hurdles are cleared to allow further revenue expansion.

•	Marketing team: This team coordinates all new and existing customer outreach efforts and identifies emerging market trends and new product opportunities. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in both regional and international industry meetings and other trade associations and managing advertising efforts in trade journals.

•	Transportation Warehouse and Logistics team: The team manages domestic and international shipments and product deliveries by directing inbound and outbound ocean vessels and flights, supervising equipment maintenance, coordinating with freight carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth. This team also ensures storage and shipping happens in accordance with the quality requirements of each product.

•	Technical team: The team services and maintains all major equipment utilized in manufacturing.

•	Customer Services team: This team is dedicated to creating an exceptional customer experience and making it easy to do business with us. It aims to accomplish this by consistently exceeding customer expectations, continually improving service performance, offering efficient and timely responses to customer needs, being available to customers 24/7, and providing customers with personal points of contact.

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

The table below shows   the approximate number of employees and independent contractors, the employment status as full or part time, and the employer within the Medinotec Group of Companies. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Employer	Number of full-time employees		Number of part-time employees	Number of independent contractors
Medinotec Inc.	2	*	—	14
Medinotec Capital Proprietary Limited*	2	*	—	—
DISA Medinotec Proprietary Limited	33		—	—
Total	37		—	14

* 2 Executives employed by Medinotec Inc. and Medinotec Capital Proprietary Limited are the same individuals.

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

The Trachealator product obtained FDA approval in November 2021, which allowed the Company to sell this product into the United States. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this facility to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during the quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and became payable during the 2024 financial year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is no longer backed by any Trachealator revenue streams and does not change that Innovative Outcomes will still be liable for payment of this in the future. Should payments be received this provision will be reversed with the same amount of cashflow received.

Two of the most valuable assets the Medinotec Group of Companies has are its long-term customer relationships and its strong distribution and marketing network. Through its distribution partnership, the Group has a network of over 100 sales representatives, who cover approximately 60% of all hospital operating room floors on a weekly basis in South Africa. The Group plans to replicate such a network in the US.

The Group has historical reliance on two companies for sales into South Africa: there is reliance on DISA Life Sciences Proprietary Limited (“Disa Life Sciences”) as a customer; and for exports out of South Africa there was historical reliance on Minoan Medical (a related party). These relationships provide the Group with more than 100 sales representatives in the South African Market.

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

Reliance on Other Parties

The Medinotec Group of Companies in the past focused solely on product development and manufacturing and therefore outsourced its sales function to two companies, namely, Minoan Medical Proprietary Limited (a related party) and DISA Life Sciences. This was done to preserve funds for R&D and manufacturing and to ensure the products that are developed are launched effectively.

•	DISA Life Sciences is, as per management’s best estimation, one of the top 5 medical device distributors in South Africa and has a far reaching sales and marketing component to their business. DISA Medinotec partnered with DISA Life Sciences to create a market for the products in South Africa, due to the reach of this distributor, DISA Medinotec was able to reach its budgets and break even scenarios on products much faster than it would have attempting to launch on their own. DISA Life Sciences uses its own sales force and certain sub-contractors to penetrate the South African market. After we took exports in house, the DISA Life Sciences relationship consists of supplying products in South Africa.

Please refer to the related party footnotes in the financial statements and as disclosed in the Section of this Annual Report, entitled, “Certain Relationships and Related Transactions, and Director Independence” where the nature and flow of transactions between related parties have been disclosed in detail.

Our Business Strategy

As we are currently operating in various markets, the below provides a brief overview of the Company structure as well as each individual entity’s role within the Company:

Medinotec Inc

The company was incorporated in Nevada in April of 2021. Currently, this company houses the directorship and management of the business and owns the subsidiary, Medinotec Capital Proprietary Limited, which in turn wholly owns DISA Medinotec Proprietary Limited. Medinotec Inc. facilitates all sales into the United States.

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

This is the operational company acquired by Medinotec Capital in March of 2022. This company manufactures and develops the products that are sold to Medinotec Inc. It is a medical device manufacturing and distribution company with distribution channels predominately in South Africa, but also in the Middle East, South America, Europe and portions of Asia, with plans to enter the markets in countries such as Australia, Japan and China that have very strict regulatory approval processes.

Our objective is to become one of the significant industry players within the next five years. We plan to achieve this by:

1.	growing our product range;
2.	building our competences; and
3.	making strategic acquisitions.

Our strategy includes investing in the entire value chain, ranging from the importation of raw materials, manufacturing capabilities and the marketing and selling of products, through to the distribution of our products to customers via our sales network.

A high-level overview of our strategy follows in the 10-K, which is followed by a discussion on how we implement this strategy.

(Image depicting two healthcare professionals in surgical attire are preparing to intubate a patient in a medical setting. Source: Shutterstock)

8

Our Strategic Differentiators

We attribute our success to the following key strengths:

•	Commitment to innovation: We are dedicated to continuing to develop patentable products and offerings through R&D.

•	Experienced management team: The members of the Company’s management team bring considerable experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge. The Company has assembled an agile, creative, and responsive team that can quickly adapt to changing market conditions.

•	Extensive geographic footprint: We believe that the strategic location of our facilities and logistics capabilities contribute to our customer retention rates and our ability to reach broader market segments.

•	Low-cost operating structure: We focus on building and operating facilities with low operating costs to enable us to better manage market downturns.

•	Strong relationships with customers: We have a long and enviable track record of timely delivery of products, which contributes to a reputation for dependability. Our extensive network of technical resources and other expertise enables us to collaborate with customers to develop product offerings to improve their satisfaction.

•	Extensive knowledge of setting up distribution channels: We have various exclusive distribution agreements in place with distributors to ensure these distributors include our products into an extensive product mix, which includes some of the most innovative and cutting-edge technologies available today.

•	Focus on safety and wellbeing: We focus on the safety of our employees and our patients and maintain safe and responsible operations. We are known in the communities in which we operate as a preferred employer and as a responsible corporate citizen.

The Three Pillars of our Strategy

1.	Innovate and Grow our Product Range

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

DISA Medinotec Proprietary Limited currently specializes in niche products within the disciplines of cardiology and respiratory interventions in which we are involved in medical device design, development, manufacture, all supported by a well-trained and educated sales and distribution channel. The specialty areas include:

•	Interventional Cardiology, which involves surgery performed on the heart and vessels to correct life-threatening conditions. The surgery is performed by minimally invasive intravascular methods depending on the condition to be corrected.

•	Interventional Endolaryngeal Endoscopy, which involves balloon dilation to treat suitable airway stenosis by ENT surgeons and anesthetists.

The focus of our expansion is on markets with surgical centers of excellence, including the Middle East, Europe, and the US, with the aim of:

•	increasing the number of surgeons endorsing and using our products, not necessarily through sales, but through skills transfer;
•	increasing the number of procedures conducted; and
•	solidifying key opinion leader support and publications related to the use of our products during procedures.

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

North America is expected to continue dominating the overall market for medical supplies and investment opportunities. The US holds the largest market share in the region due to the superior regulation of surgical devices and a growing awareness among the population of an alternative approach for procedures in the treatment of injuries, and for chronic disease management. Our sales in the United States for the fiscal year was $678,105, which represents 7% of total sales. This is up from $553,967 in the prior fiscal year, which represented 11% of total sales.

Key Market Trends and Our Response to These

There is currently a massive drive for minimal invasive procedures done at lower costs, which in turn decreases hospitalization and the cost of procedures and operating room time. As this is the primary market for our devices, i.e., minimally invasive procedures, it is important for us to be at the cutting-edge of technological developments at the correct price point to remain relevant. It is also important to diversify product offerings to ensure that all the products used during a procedure can be supplied by one service provider. The price of these devices is also expected to fall given the entry of many new players in the market.

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

(Image depicting a team of surgeons performing an operation. Source: Shutterstock)

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

Our investment in R&D has included the development of a state-of-the-art production facility in Johannesburg, South Africa. This facility, designed to significantly enhance capacity and output within an ISO 7 cleanroom environment, also features expanded laboratory space, including a “dry” laboratory for microscopy, mechanical testing, prototyping, and experimentation, and a “wet” laboratory for pressure testing, weighing, liquid experimentation, and 3D printing. Additionally, a workshop is equipped for turning, milling, grinding, and other processes required for custom machinery and prototype development.

The facility's large packaging area and dedicated EtO sterilizer have enabled in-house sterilization, supporting operations governed by the ISO 13485 Quality Management System. Our CE-Marked products, with IP protection, have benefited from expertise in advanced medical manufacturing techniques, including balloon forming, heat and adhesive bonding, device coating, catheter laminating, and more. This has allowed for the commissioning of the latest balloon-forming manufacturing equipment to increase production capabilities for interventional balloon catheter products.

While this investment has been an integral part of our growth strategy, we are temporarily shifting focus away from further expansion of the production facility. Instead, our strategic focus will now center on the other two pillars of our strategy as these priorities are aligned with our vision to drive growth through innovation and strategic alignment with key partners.

By concentrating on these focus areas, the Medinotec Group of Companies aims to maximize impact, accelerate innovation, and leverage our low-cost base in South Africa to strengthen our position as a leading med-tech company globally.

3.	Make Strategic Bolt-on Acquisitions

While strategic bolt-on acquisitions remain a consideration in our business plan, we currently have no active due diligence processes underway and no imminent acquisition transactions at this time.

Our Implementation Plan

Any business strategy requires a plan that outlines a roadmap for implementation. The Medinotec Group of Companies’ plan is to continue to ensure quality manufacturing of our current products, ongoing investment into our own IP, and planned acquisitions to ensure the financial stability of current operations, the longevity of our organization and a smooth integration process for new businesses we may acquire. The key drivers in our plan that support the business strategy are as follows:

•	Increase our presence and product offering in specialty product end-markets. In the past, we have signed various exclusive distribution agreements across multiple territories to enhance our product basket and reach.

•	Our R&D and business development teams work together to enhance existing product offering. These teams also pursue opportunities to acquire new product offerings through business acquisitions and distributorships that are expected to increase our presence and market share in certain specialty product markets and/or allow us to enter new markets. We manage a robust pipeline of new products and business relationships in various stages of development and are also in various stages of expanding capabilities to improve product offerings across our various platforms.

•	Further develop value-added capabilities to maximize margins. We expect to continue investing in ways to increase the value we provide to customers by growing our product offerings, improving our supply chain management, upgrading our IT, and enhancing our customer service model. We are also exploring other ways to expand our reach and our products to provide incremental value to our customers, including new acquisitions to vertically integrate our supply chain and to obtain more of the gross profit share of the entire customer experience.

•	Optimize product mix and keep operating costs low. We continue to actively manage our product mix as we seek to maximize profit margins. This requires us to use our proprietary expertise in balancing key variables, such as procurement and processing capacity, transportation availability, customer requirements and pricing. Additionally, we undertake continuous improvement efforts to increase the effectiveness and efficiency of our production and distribution facilities.

•	Effectively position logistic capabilities and supply chain network to meet customers’ needs. We continue to strategically position our supply chain to deliver according to our customers’ needs. We believe that our supply chain network and logistic capabilities are a competitive advantage that enables us to provide superior service to customers.

•	The strategic location of our distribution centers enables us to service major customers within 48 hours (this includes certain deliveries to rural and outlying areas in South Africa, which have limited road access and infrastructure). Additionally, our in-house delivery capabilities allow for direct deliveries and last-minute route adjustments to support our customers.

•	Evaluate expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, procurement, distribution capabilities and infrastructure to increase our product offerings, as well as to explore other opportunities to expand our reserve base and sell new products.

•	We will pursue acquisitions of value-adding products and technologies. We will prioritize acquisitions that will provide us with opportunities to realize synergies, which include entering new geographic markets, acquiring attractive customer contracts, and improving operations.

•	Maintain balance sheet strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage the business through industry downturns and pursue acquisitions and new growth opportunities as they arise. The business has good cash-producing prospects and this, together with our entrepreneurial mindset, ensures that we can quickly pursue opportunities that are time sensitive.

•	Carry sufficient levels of inventory to meet the product delivery needs of customers. We aim to carry sufficient inventory, and to provide payment terms to customers in the normal course of business to meet the operational demands of our customers. Due to the location of our distribution centers in relation to the US, Europe, and the Far East, we require our distributors to carry at minimum three (3) months of inventory on fast moving items to avoid supply chain pressures.

•	Training and skills development: Our continued investment into the healthcare landscape through training and academic development assists in retaining and maintaining the necessary skills base within southern Africa. Training and skills development in healthcare is an intrinsic and necessary part of our growth strategy. We use a state-of-the-art training facility at our Johannesburg head office, which includes the latest cardiology simulators, to assist young surgeons and health professionals to develop their procedural skills. We also have a full array of non-occlusive balloon dilation technology for training purposes and for hands-on product technical training.

Product Distribution

We have appointed various distributors to grow sales internationally, especially in Europe, North America, South America, Middle East, portions of Asia as well as Namibia and Mauritius.

We are currently represented in approximately 29 countries, with product registration in progress for an additional 8 countries. We currently have 28 appointed distributors to represent our products globally. All exports are managed directly out of South Africa by an export manager.

We have had several training initiatives held in the US where FDA approval has been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices

We intend to complete our various networks and obtain regulatory approvals to be able to export and distribute our product to countries such as Australia, Japan and China.

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

We are currently in the process of ensuring compliance with the new and very demanding Medical Device Regulation (MDR) 2017/745 with the Trachealator already being certified under this regulation. The Technical Files for the remaining products are currently being reviewed by DEKRA.

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

FDA certification via the 510(k) substantially equivalence process for Class II medical devices for the Trachealator has been obtained and sales have started in the US during the past financial year. For two cardiac catheters, we are in the process of obtaining the required FDA certification for our devices, thus enabling us to market and sell our products in the US.

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

	The Medinotec Group of Companies for the Years Ended
	February 28, 2025	February 29, 2024
Compliance cost	$526,603	$186,338

It should be noted that as we approach market and sales readiness with our products our compliance costs are increased to facilitate the path to sell products into new territories and to ensure legal and statutory compliance in these markets. The fluctuations in annual and quarterly compliance costs can be attributed to these new markets being prepared for sales activities.

Medical Device Regulation

Regulatory body approvals and market acceptance play a material role in the success of our business plan. The approval process of the governing bodies for example FDA/CE is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our products it will have a material impact on our business, we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Regulatory approvals are aligned with our operating segments, with U.S. Food and Drug Administration (FDA) requirements primarily applicable to our operations within the United States, while also relevant in certain non-European international markets. The Conformité Européenne (CE) marking, historically required for European market access, is now being replaced by the European Union’s new regulatory framework under the Medical Device Regulation (EU MDR) and In Vitro Diagnostic Regulation (IVDR), collectively referred to as the EU’s FDR (Future Device Regulation), which governs our activities in Europe and certain other international jurisdictions

Regulation of Medical Devices in Europe

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Device Regulation became applicable in May 2021. The new regulations:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.; and

•	strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

The Trachealator

The Trachealator

The Cape Cross PTCA Catheter

The Medinotec Group of Companies also designed and developed a range of semi-compliant coronary PTCA catheters known as the Cape Cross, which attained a CE Mark and are marketed around the world and in South Africa, becoming a widely used interventional balloon in the market.

A PTCA catheter is inserted either from the groin or the arm and threaded through the blood vessels, through the aorta into the heart. The cardiac surgeon and/or interventional cardiologist will move the catheter to the blocked artery (plaque). The balloon part of the catheter is inflated to open the blockage in the artery, after which the balloon is deflated, and the entire catheter withdrawn and removed. If this procedure is not effective enough to open the artery, a coronary stent will be placed inside the diseased area of the artery.

The Cape Cross PTCA Catheter

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

The Cape Cross Non-Compliant (“NC”) Catheter

Aortic Valve Dilation Balloon Catheter

The Aortic Perfusion and Dilation Catheter is a non-occlusive perfusion balloon to allow the expansion of the aortic valve without impeding the cardiac output.

This catheter could be used to post dilate the artificial valve in TAVI (Transcatheter Aortic Valve Implantation) without the need for pacing.

A clinical study was conducted in 2022, as part of the development of the Technical File documentation which is currently undergoing examination by our Notified Body (DEKRA).

Submission for FDA certification via the 510(k) substantially equivalence process was made on May 31, 2024. FDA clearance was obtained on March 11, 2025, after the financial year end.

The Micro CTO Catheter (Developmental)

We have developed a highly specific niche CTO (Chronic Total Occlusion) catheter balloon range with diameters of 0.70 to 1.25 mm, as a size range extension to the current Cape Cross Rx PTCA Catheter.

These micro-balloon catheters address an extremely specific market need for difficult coronary cases and will further cement our position as one of the premier specialized coronary balloon catheter manufacturers. The Technical File was submitted to our Notified Body at the end of July 2023, and is currently undergoing examination.

The process of obtaining FDA certification for the full range of Cape Cross PTCA catheters via the 510(k) substantial equivalence process commenced in January 2024.

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

The products described have reached the following stages:

Trachealator:

The Company is pleased to report that, since sales commenced, it has supplied 940 Trachealators, both in private and academic hospitals throughout the United States of America.

FDA clearance and CE certification was obtained.

Cape Cross PTCA Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Cape Cross NC Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Aortic Valve Dilation Balloon Catheter (OutFlo):	FDA clearance was obtained on March 11, 2025, after the financial year end.

Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials MDR/CE Mark accreditation application was submitted in July 2023.

Tracheal Stent:	R&D

Epistaxis Catheter:	R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials – FDA 510(k) exempted (Class I product)

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

Due to the Trachealator being fairly new, patent applications for the Trachealator have been filed in the following countries or regions: USA, European Union, China, Australia, Korea and South Africa. All other products are either not novel enough to file a patent or not yet developed far enough to start filing processes.

The status of these applications is listed below:

1)	USA:	Patent No. 12,036,376, B2 has been granted on July 16, 2024. This patent is valid until April 28, 2040.
2)	China:	Patent No. 201880086558.2 has been granted on March 31, 2023. This patent is valid until December 12, 2038.
3)	South Korea:	Patent No. 10-2635372 has been granted on February 5, 2024. This patent is valid until September 4, 2040.
4)	European Union:	Intention to grant: EP 3768363 / November 11, 2024. This patent is valid until December 12, 2038.
5)	South Africa:	Patent No. 2020/02618 has been granted on July 27, 2022. This patent is valid until July 27, 2040.
6)	Australia:	Acceptance to be advertised, 2018406682, November 14, 2024. This patent is valid until December 12, 2038.

No patents have been licensed from third parties.

Trade Secrets

With respect to some of our products, Medinotec Group of Companies rely principally on trade secrets, rather than patents, to protect proprietary processes, methods, documentation, and other technologies, as well as certain other business information.

Although the Medinotec Group of Companies seek patents from time to time as discussed above, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place confidential information in the public domain.

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

Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulation, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue.

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

SUMMARY OF RISK FACTORS

The following is a condensed summary of the principal risks associated with our business. These risks represent the key challenges and uncertainties we face, and they are described in greater detail in the “Risk Factors” section of this report. Investing in our securities involves a high degree of risk, and the occurrence of any of these factors could materially and adversely affect our business, financial condition, results of operations, or stock price.

Financial Risks: We carry substantial debt, may need additional financing, and face exposure to interest rate changes, accounting rule shifts, and tax regulation updates, all of which could impact financial flexibility and results.

Operational Challenges: Our success depends on product development, supply chain continuity, and competitive positioning. Industry consolidation, pricing pressures, IT disruptions, and foreign exchange volatility pose risks to our operations and profitability.

Customer and Market Exposure: We rely heavily on a limited number of customers, including DISA Life Sciences, which increases the risk of revenue concentration. Inadequate insurance coverage and internal control weaknesses may further exacerbate operational vulnerabilities.

Management and Governance: Our business depends on a small number of key personnel, many of whom are located outside the U.S. Concentrated voting power among founders and limited public-company experience heighten governance and compliance risks.

Regulatory and Legal: Delays in obtaining regulatory approvals, potential product liability, compliance with marketing and reimbursement rules, IP protection, and evolving environmental and data privacy laws all pose significant risks. Violations could lead to penalties or legal action.

Geopolitical and Regional Risks: Political and economic instability in South Africa—such as load-shedding, exchange controls, and FATF grey-listing—may impair operations. Broader geopolitical tensions and trade disputes also affect supply chains and market access. Geopolitical and trade risks due to tariffs and trade wars.

Market and Securities Risks: Our shares trade on the OTCQX market and are considered penny stocks, which may limit liquidity. Future equity issuances could dilute existing shareholders, and share prices may fluctuate significantly due to external factors

Details of the above risks are as follows:

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

29

•

The Medinotec Group of Companies’ failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject it to penalties and adversely impact its reputation, business, results of operations, financial condition, and cash flows.

•	Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on the business, results of operations, financial condition and cash flows.

•	The Medinotec Group of Companies may not be able to protect our intellectual property rights effectively.

•	Security breaches, loss of data and other disruptions could also compromise sensitive information related to the business, preventing it from accessing critical information or expose us to liability, which could adversely affect the business and reputation.

•	Changes in tax laws or exposure to additional income tax liabilities could have a material impact on the Medinotec Group of Companies, the results of operations, financial conditions and cash flows.

•	The failure to comply with anti-corruption laws could materially affect the Medinotec Group of Companies and result in civil and/or criminal sanctions.

•	Laws and regulations governing international business operations could adversely impact the Medinotec Group of Companies.

•	As an Emerging Growth Company under the Jobs Act, the Medinotec Group of Companies are permitted to rely on exemptions from certain disclosures requirements.

•	Because we are a “Smaller Reporting Company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less company information than they would receive from a public company that is not a Smaller Reporting Company.

Risks Associated with Political Instability and Regional Issues

•	Geopolitical and trade risks due to tariffs and trade wars

•	South Africa Specific Risk of stable power supply

•	South Africa Specific Risk of Political instability may affect the Medinotec Group of Companies ability to operate effectively.

•	South Africa Specific Risk that BEE requirements may restrict growth opportunities and limit the Medinotec Group of Companies’ ability to attract key talent.

•	South Africa Specific Risk that South African authorities may disallow or delay a transfer of funds from South Africa to the United States

•	South Africa Specific Risk of being Grey listed by the FATF- Financial Action Task Force
•	Medinotec faces heightened geopolitical and trade risks due to South African international relations, as potential revocation of AGOA benefits, increased tariffs, and stricter import regulations on South African goods could significantly impact the cost, compliance, and competitiveness of its U.S.-bound medical exports.

Risks Relating to Our Securities

•	If the Medinotec Group of Companies undertakes future offerings of our common stock, shareholders will experience dilution of their ownership percentage.

•	If a market for the Medinotec Group of Companies' common stock does not develop, shareholders may be unable to sell their shares.

•	The Medinotec Group of Companies’ common stock price may be volatile and could fluctuate widely in price which could result in substantial losses for investors.

•	If securities analysts do not initiate coverage or continue to cover the Common Stock or publish unfavorable research or reports about the business, this may have a negative impact on the market price of the Common Stock of the Medinotec Group of Companies.

•	Because we are subject to the “Penny Stock” rules and our shares are quoted on the over-the-counter bulletin board, the level of trading activity in the Medinotec Group of Companies’ stock may be reduced.

•	If the Medinotec Group of Companies issues shares of preferred stock with superior rights than the common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control.

•	The Medinotec Group of Companies does not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

•	Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against the Medinotec Group of companies’ directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Risks Related to our Financial Position and Need for Capital

The Medinotec Group of Companies’ substantial leverage and debt service obligations could adversely affect the business.

As of February 28, 2025, the consolidated Medinotec Group of Companies had approximately $1,505,047 of current liability obligations and $1,033,097 of long-term liabilities outstanding.

The long-term debt relates to the non-current portion of the operating lease liability, deferred tax liabilities as well as an unsecured loan from the related party Minoan Medical, which was the prior shareholder of DISA Medinotec Proprietary Limited. The Medinotec Group of Companies has a period of 3 years post the Initial Public Offer ("IPO”) date of 31 March 2023 to repay the loan, during these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing prime lending rate as of February 28, 2025, in South Africa is 11.00%.

The interest charged for the year ended February 28, 2025, for the consolidated Medinotec Group of Companies was $176,416 and a 1% movement in the interest rates constitutes a value of $16,038 on an annual basis.

From time to time the Group utilized trade finance to assist with funding of orders for raw materials with longer lead and shipping times the interest spent on trade finance for the year ended February 28, 2025 for the consolidated Medinotec Group of Companies was $28,126 and $35,317 for the year ended February 29, 2024. Trade Finance carries a charge of prime plus 1% therefore 12.00%, at February 28, 2025. A 1% movement in the interest rate would equate to $2,344 for the year ending February 28, 2025. Trade finance is use specific and linked to inventory ordering therefore no forecast will be disclosed for an expected change in annual utilization and the quarter and six-month sensitivity adjustments are disclosed on the current orders financed by trade finance at the time.

As of February 28, 2025, the related party loan for the consolidated Medinotec Group of Companies had a balance of $940,277 with an interest charge of $141,748 per annum at the prevailing prime interest rate of 11.00% at that date. A 1% movement in the interest rates constitutes a value of $12,886.

The Medinotec Group of Companies has the option to settle earlier, and settlement can be in cash or any form of equivalent. It is currently the intention of management to settle the loan in equity at some point in the future, since the agreement allows the Medinotec Group Companies to settle the amounts either in equity or in cash. If equity is used, the impact on cashflow would be zero.

If we elect to settle the loan in cash: Cash reserves available in February 2025 in the Consolidated Medinotec Group of Companies were $2,769,686 and the loan account outstanding at the same time was $940,277. Therefore, if settled today it would constitute 34% of available cash.

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

Our failure to comply with the terms of our indebtedness could also result in an event of default which, if not cured or waived, could result in the acceleration of all its debt and impact our ability to operate as a going concern.

Management evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40 and concluded that, based on current cash, projected operations, and available funding, there is no substantial doubt about the Company’s ability to meet its obligations for at least 12 months from the issuance of these financial statements.

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

In order to manage any supply chain risk, we have identified key and crucial components in our manufacturing lines that we deem not to be readily available, and we have vetted 2-3 trusted suppliers, which we believe mitigates the risk of becoming overly reliant on a specific supplier. Despite this precaution, there is no assurances that we will be able to secure the materials needed in the event these sources are unable to fulfil orders. Any failure in the supply chain would result in a lack of inventory and an inability to sell products. For all other non-key materials, we find that these are readily available from a variety of suppliers and therefore, the risk of sourcing them is minimal or non-existent.

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

During the years ended February 28, 2025, and February 29, 2024, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted or are reasonably likely to materially impact our business, performance or results.

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

Our business model is concentrated around developing countries with higher growth rates which causes greater exposure to forex risk which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations. Usually, the attractive growth rates of these developing countries offset the long term forex implications of their volatile currencies.

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

These relationships have the upside of:

•	Developing long-term relationships with fewer large customers
•	Less contractual agreements and overheads per dollar
•	Greater focus on customer service and customer needs
•	Work with large customers similarly to partners

These relationships also pose the following risks and downsides:

•	Loss can devastate revenue, profit, and cash flow
•	Holds pricing and negotiating leverage, which can decrease revenue
•	Diverts disproportionate amounts of resources away from smaller customers
•	Causes difficulty diversifying over time
•	Can decrease the value of a company

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

Risks associated with insurance plans include:

•	Insurance costs could increase significantly, or the availability of insurance may decrease, either of which could adversely impact our financial condition;

•	Deductible or retention amounts could increase, or our coverage could be reduced in the future and to the extent losses occur, there could be an adverse effect on our financial results depending on the nature of the loss and the level of insurance coverage we maintained;

•	Insurance may not be available to us at an economically reasonable cost, or our insurance may not adequately cover our liability in connection with claims brought against us; and

•	As our business inherently exposes us to claims, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.

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

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with distributors across all our key markets. During 2025, our distributors accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large distributors, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of distributors.

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

We are working to remediate our material weaknesses as soon as practicable. Our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects. Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis or result in misstatements. Likewise, if our financial statements are not filed on a timely basis, we could be subject to regulatory actions, legal proceedings or investigations by FINRA, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our agreements. Ineffective internal controls could also cause investors to lose confidence in our financial reporting, which could have a negative effect on our stock price, business strategies and ability to raise capital.

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

FDA approval has been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices. We have no such FDA approval with respect to the rest of our medical devices and we have not performed any clinical testing of our medical devices, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization. In addition, any other delays in the development of our medical devices, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize our medical devices.

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

Because we are a “Smaller Reporting Company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less company information than they would receive from a public company that is not a Smaller Reporting Company.

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

Risks Associated with Political Instability and Regional Issues

Geopolitical and Trade Risks due to tariffs and trade wars

Medinotec Inc. operates in a challenging geopolitical and trade environment that exposes the company to several risks that could adversely affect our financial performance and operations.

The U.S. has recently imposed significant tariffs on imports from South Africa and other nations, with tariffs ranging up to 30% on a variety of goods, including machinery, vehicles, and precious metals. This has raised concerns regarding the future of the African Growth and Opportunity Act (AGOA), which has previously provided preferential trade benefits, including duty-free access to the U.S. market for South African goods. Should these benefits be revoked, we could face increased export costs and reduced demand for our products in the U.S., which represents a significant market for our business.

At the May 21, 2025 Oval Office meeting, U.S. President Donald J. Trump and South African President Cyril Ramaphosa met, but no changes to the imposed tariffs were announced.

While the South African government is exploring the possibility of negotiating a bilateral trade agreement with the U.S., the outcome and timeline of these discussions are uncertain. As a result, the tariffs and the potential loss of AGOA benefits could significantly disrupt our U.S. market strategy and increase the costs of our exports to the U.S.

The current global trade tensions, including the tariffs imposed by the U.S., have led to a ripple effect in other markets, including Europe. European governments may respond with retaliatory tariffs or other trade measures, potentially increasing the cost of medical device products we distribute from European suppliers. These price increases could have an adverse impact on our business, as we may be unable to offset the rising costs without passing them onto customers. Since we are locked into agreements with our suppliers for the distribution of their products in South Africa, our ability to mitigate these cost increases is limited.

South Africa is experiencing significant political instability, with tensions rising within the ruling coalition government. The potential collapse of the government of national unity and the uncertainty surrounding fiscal policies, such as increases in VAT or other tax rates, could disrupt business operations. In particular, such instability may lead to regulatory changes, higher operating costs, or interruptions to our manufacturing activities in South Africa.

While Medinotec Inc. cannot directly influence these political developments, we are closely monitoring the situation and assessing potential risks to our operations. We are also considering contingency plans to manage any disruptions that could arise from governmental changes or civil unrest.

While we are not large enough to directly engage with policymakers, we are actively monitoring developments related to trade tariffs and political instability in South Africa. We will continue to adapt our strategies based on emerging trends and adjust our risk management approach accordingly.

For our self-manufactured products, we are actively exploring options to diversify our supply chain, which will help reduce exposure to any disruptions caused by tariff changes or political instability. However, for our agency business, where we distribute products for multinational medical device companies, we are reliant on our suppliers and their pricing decisions, which limit our ability to mitigate the impact of potential tariff-induced cost increases.

Despite these efforts, the interconnected nature of these risks means that their cumulative impact could be more significant than anticipated, potentially affecting our financial results and operational stability.

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

South Africa Specific Risk of South Africa Being Grey listed by the FATF- Financial Action Task Force

The FATF- Financial Action Task Force is a global inter-governmental body, that promotes policies and sets international standards relating to the combating of money laundering, terrorist financing, and the financing of the proliferation of weapons of mass destruction. There are currently 39 members of the FATF; 37 jurisdictions including South Africa and 2 regional organizations (the Gulf Cooperation Council and the European Commission). There are a further 31 international and regional organizations which are Associate Members or Observers of the FATF and participate in its work. South Africa is the only African member of FATF, but other African jurisdictions participate through FATF Regional Bodies like the Eastern and Southern Africa Anti-Money Laundering Group (ESAAMLG) who are associate members of FATF.

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

The most significant implication to a country that is grey-listed is the reputational damage to the country, as its effectiveness in combatting financial crimes like corruption and money-laundering as well as terror financing are deemed to be below international standards. The second and related implication arises from consequential action taken regarding cross-border transactions, particularly possible action taken by foreign banks that provide correspondent banking services. It should be noted that FATF does not require enhanced due diligence measures to be applied, but rather that all jurisdictions take account of it in their risk analysis. The same FATF statement quoted above notes:

“The FATF does not call for the application of enhanced due diligence measures to be applied to these jurisdictions. The FATF Standards do not envisage de-risking, or cutting-off entire classes of customers, but call for the application of a risk-based approach. Therefore, the FATF encourages its members and all jurisdictions to take into account the information presented below in their risk analysis.” However, despite the FATF requirement, selected institutions are expected to undertake more enhanced monitoring, for their own business reasons, or as may be required by their own laws (eg EU directives). Hence institutions based in a grey-listed country that engages in cross-border trade and other activities may be subject to higher levels of customer due diligence by financial institutions outside of that country. In practice, this means being more thorough processing and vetting clients and understanding the sources of their funds. However, if a country has demonstrated that it has taken strong and credible steps to prevent or get out of grey listing, the costs of grey listing will likely be reduced. In the case of South Africa, none of the items on the action plan relate directly to preventive measures in respect of the financial sector, reflecting significant progress since the mutual evaluation in the application of a risk-based approach to the supervision of banks and insurers. National Treasury, therefore, expects that if South Africa continues to make significant improvements in effectiveness and swiftly exits grey listing, it will have a limited impact on financial stability and costs of doing business with South Africa, particularly if South Africa moves speedily to get out of grey listing.

Companies in South Africa, responding to the grey-listing will require context-specific solutions depending on the broader impact of the grey listing on their plans around aspects such as strategic expansions, capital raising, and any general increased cost of doing business. Medinotec trades in a highly regulated environment already and applies high levels of due diligence and financial control therefore the additional costs of compliance expected to be incurred due to the grey listing is in our opinion minimal, this assessment may however change based on Government’s response into the future. This status may however make it harder for the business to raise capital in the future, Generally, it takes from one to three years for countries to address the deficiencies and to be taken off the grey list, something that occurs after a final, on-site assessment when both FATF and the relevant country believe that all elements of the action plan have been largely or fully addressed. The South African Government communicated that it plans to address the eight (8) areas of strategic deficiencies identified by the FATF, by no later than the end of January 2025 and that government has an intention to exit the grey list as fast as possible. There may, however, be unplanned delays.

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

Management evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40 and concluded that, based on current cash, projected operations, and available funding, there is no substantial doubt about the Company’s ability to meet its obligations for at least 12 months from the issuance of these financial statements.

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

The Company maintains an ongoing partnership with a third-party cybersecurity service provider, which facilitates continuous communication through regular electronic updates and periodic onsite engagements. This collaboration ensures alignment in key areas of cybersecurity, including threat detection, vulnerability management, and incident response.

We have implemented internal communication protocols designed to promptly escalate any cybersecurity incidents to the appropriate personnel responsible for evaluating their significance and potential materiality. Upon identification of an incident, the matter is assessed in coordination with our cybersecurity service provider. Relevant information is then communicated to the Board of Directors, which is responsible for determining whether public disclosure is required under applicable securities laws. This process is intended to support timely and accurate reporting in accordance with the Company’s disclosure obligations.

Cybersecurity Governance

The Company’s cybersecurity program is supported by a third-party consultant team, which provides expertise in monitoring, threat detection, and risk mitigation. This team operates under the oversight of senior leadership, specifically the Chief Executive Officer and an Independent Director with relevant experience. Together, they are responsible for managing the relationship with the cybersecurity consultants and ensuring that cybersecurity risk management remains aligned with the Company’s overall strategic objectives and risk tolerance.

Our cybersecurity program is informed by industry-recognized best practices, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), which guides our efforts across key domains such as risk identification, protection, threat detection, incident response, and recovery. This framework helps ensure consistency and effectiveness in our cybersecurity approach and supports compliance with evolving regulatory expectations.

Cybersecurity oversight is also integrated into the Company’s broader corporate governance structure. Management provides updates to the Board of Directors at least quarterly, or more frequently as necessary in response to immediate threats or incidents. These updates cover any material cybersecurity events, as well as incidents of lesser impact that may indicate emerging risks or operational vulnerabilities. The Board, in exercising its oversight responsibilities, evaluates the potential impact of such incidents on the Company’s operations, financial condition, and disclosure obligations.

This governance framework is designed to ensure that the Company remains responsive to the dynamic cybersecurity landscape, maintains regulatory compliance, and protects the integrity of its information systems and data assets.

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

During the years ended February 28, 2025 and February 29, 2024, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted or are reasonably likely to materially impact our business, performance or results.

ITEM 2.	PROPERTIES

Currently, we do not own any real estate. Our principal executive offices and manufacturing facility are located at Northlands Business Park at 170-171 Bush Telegraph Avenue, North Riding, Johannesburg, South Africa. We have entered into a lease for this 8,783 square foot facility. We also rent office space in Melville, New York under a short-term rental agreement. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to the anticipated addition of personnel.

We do not have any policies regarding investments in real estate, securities, or other forms of property.

Please refer to related party footnotes in the financial statements and as disclosed in the Section of this Annual Report, entitled, “Certain Relationships and Related Transactions, and Director Independence” for the related party effects of the lease.

We are also currently renting office and storage space in Long Island, New York.

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

Holders

As of May 29, 2025, we had 56 shareholders of common stock per transfer agent’s shareholder list.

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

Results of Operations for the Years February 28, 2025 and February 29, 2024

Revenue

For the fiscal year ended February 28, 2025, the Consolidated Medinotec Group of Companies reported revenue of $9,113,607, an increase of $4,093,216 or 81.5% compared to $5,020,391 in the prior year. This growth was primarily driven by the full-year impact of newly established distribution agreements, the initial commercialization of a key product in the U.S. market, and continued expansion of our global sales footprint.

Key Drivers of Revenue Growth

•	First Full Year Under New Distribution Agreements
During the third quarter of fiscal 2024, the Company entered into multiple new distribution agreements in the surgical cardiology segment, primarily concentrated in South Africa. Fiscal 2025 represents the first full year of revenue contribution under these agreements. The performance-based nature of these short-term contracts, while beneficial for flexibility, also introduces potential variability depending on distributor execution and market dynamics.

•	Geographic Concentration and Relationship-Driven Wins
The revenue increase was concentrated in South Africa, where our distribution partners brought strong reputations and existing market presence. These contract awards were, in part, the result of long-standing relationships between distributor principals and current executive management. While this contributed to accelerated growth, the geographic concentration poses a potential risk in the event of contract changes, local disruptions, or economic volatility.

•	U.S. Market Commercialization of Trachealator
In fiscal 2024, we began generating revenue in the United States through sales of our Trachealator device. This represents the first year of U.S. commercialization for the product, which serves the non-occlusive tracheal dilation market. The rollout has been positively received and forms a key component of our growth strategy going forward.

•	Expanded Product Portfolio
The Company also secured several new distribution agreements with international principals late in the fiscal year to broaden its product offerings. These agreements are expected to support future revenue diversification, reduced concentration risk, and additional entry points into both existing and new markets.

Seasonality and Operating Patterns

While our business is not subject to pronounced seasonality, we typically observe modest declines in sales during periods that coincide with regional holidays or extended breaks—particularly in markets like South Africa. These trends are known and budgeted for as part of our operating planning cycle.

Related Party Transactions

No revenue was generated from related party affiliations during the fiscal year ended February 28, 2025.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	Feb 28, 2025 $	Feb 29, 2024 $
Outside of United States of America
Internally Designed/Manufactured Sales	863,337	976,291
Distribution Agreement Sales	7,572,165	3,490,133
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	678,105	553,967
	9,113,607	5,020,391

The following table sets forth financial information by reportable segment for the years ending February 28, 2025 and February 29, 2024:

1.	Income/(loss) from operations

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	$678,105	$553,967	$8,435,502	$4,466,424	$9,113,607	$5,020,391
Cost of goods sold	(87,826)	(47,708)	(4,164,995)	(2,530,214)	(4,252,821)	(2,577,922)
Gross profit	590,279	506,259	4,270,507	1,936,210	4,860,786	2,442,469
Selling expenses	(65,646)	(30,611)	(47,548)	(53,953)	(113,194)	(84,564)
Depreciation expense	-	-	(73,846)	(63,948)	(73,846)	(63,948)
General and administrative expenses	(725,834)	(477,226)	(665,280)	(1,193,802)	(1,391,114)	(1,671,028)
Research and development expenses	(50,000)	-	(41,133)	(22,351)	(91,133)	(22,351)
Income/(loss) from operations	$(251,201)	$(1,578)	$3,442,700	$602,156	$3,191,499	$600,578
Provision for impairment of note receivable	-	(642,012)	-	-	-	(642,012)

2.	Total Assets

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Total assets	$2,181,184	$2,697,502	$4,627,789	$2,106,777	$6,808,973	$4,804,279

The major component of total assets is "Cash" of $2,769,686 for the year ending February 28, 2025 and $2,808,910 for the year ending February 29, 2024. A significant portion of this is maintained inside the United States in USD of $2,019,628 for the year ending February 28, 2025 and $2,478,434 for the year ending February 29, 2024.

Cost of Goods

For the fiscal year ended February 28, 2025, the Consolidated Medinotec Group of Companies recorded cost of goods sold (COGS) of $4,252,821, compared to $2,577,922 for the year ended February 29, 2024. This represents a year-over-year increase of $1,674,899, in line with the significant growth in sales.

Gross profit for fiscal 2025 was $4,860,786, representing a gross margin of 53%, compared to a gross margin of 49% in fiscal 2024. The increase in gross margin is primarily attributable to increased sales, together with manufacturing and sales processes becoming more efficient as time progresses, as well as an improved sales mix favoring higher-margin products. The effect of exchange rate differences on imports and exports were also more stable during the year.

Key Factors Affecting COGS and Gross Margin

•       Sales-Driven Increase in COGS: The rise in COGS is consistent with higher product sales, particularly under third-party distribution agreements, which resulted in a proportional increase in associated costs.

•       Operational Efficiencies: As the Group matures operationally, efficiencies in manufacturing and sales processes have improved. This ongoing operational refinement has contributed positively to gross margins through reduced unit costs and optimized workflows.

•       Stabilization of Exchange Rates: The Group is exposed to foreign exchange fluctuations related to both imports and exports, which can materially affect margins due to timing differences between procurement and sales. During fiscal 2025, exchange rates remained relatively stable, with the South African Rand appreciating by approximately 4.6% against the U.S. Dollar. This stability helped mitigate currency-related margin volatility.

Related Party Transactions

No related party transactions were recorded in cost of sales for the fiscal year ended February 28, 2025.

Operating Expenses

For the fiscal year ended February 28, 2025, operating expenses totaled $1,669,287, a decrease from $1,841,891 for the fiscal year ended February 29, 2024. This decrease was primarily due to reclassification adjustments, offsetting the increased costs related to business expansion and product rollout.

One of the major components that affect the operating expenses is the costs of compliance for the business. Certain costs are once off in nature and others will be recurring. This will be determined after the markets were entered and all regulatory requirements met.

	The Consolidated Medinotec Group of Companies for the Years Ended
	Feb 28, 2025 $	Feb 29, 2024 $
Compliance cost	526,603	186,338

	Medinotec Inc Group Consolidated Years Ended
	Feb 28, 2025 $	Feb 29, 2024 $
Depreciation and amortization expense	73,846	63,948
General and administrative expenses	1,391,114	1,671,028
Research and development expenses	91,133	22,351
Selling expenses	113,194	84,564
Total operating expenses	1,669,287	1,841,891

Key Drivers of Operating Expense Trends

  General and Administrative Expenses: General and administrative (G&A) expenses decreased significantly, although this was partially due to the reclassification of $327,950 in expenses to revenue in the first quarter of fiscal 2025, relating to activities outside the United States. Excluding this reclassification, G&A expenses increased by $48,036, mainly driven by the addition of payroll costs related to new distribution agreements and higher compliance costs as the Company expanded its market presence.

  Research and Development (R&D): The Company recorded R&D expenses of $91,133 for the year ended February 28, 2025, up from $22,351 in the prior year. However, R&D spending remains a relatively small portion of our overall operating expenses. This increase was primarily focused on perfecting existing manufacturing processes to support the scaling of our Trachealator product and other potential product integrations. Given the nature of our operations, the majority of our R&D efforts are directed toward refining production methods and ensuring that products can be efficiently manufactured within our current infrastructure. We only engage in R&D for products where a working prototype and proof of concept are already in hand, and we focus exclusively on products that align with our existing capabilities. This approach significantly reduces our R&D costs compared to companies engaged in speculative or early-stage development.

  Compliance Costs: A substantial portion of our operating expenses relates to compliance activities required to maintain international standards, including ISO certifications and CE/FDA product registrations. These compliance costs are essential for ensuring that our products meet regulatory requirements in the markets where we operate. Additionally, we incur costs for maintaining distribution licenses and product registrations with local health authorities in each country, such as the South African Health Products Regulatory Authority (SAHPRA) in South Africa. While some of these compliance costs are one-time in nature, many will be recurring as the Company enters new territories and ensures ongoing regulatory compliance. As we expand into more markets, particularly within the medical device industry, these compliance costs will likely increase.

Future Operating Expense Growth

Looking forward, we anticipate that future operating expenses will grow primarily in two areas:

1.	Regulatory Compliance: As we expand into additional territories, we expect ongoing costs related to maintaining and obtaining product registrations, as well as adhering to the evolving regulatory standards in different jurisdictions. This includes the maintenance of certifications such as ISO, CE, and FDA approvals, as well as local health authority requirements in each market.
2.	Sales and Marketing: As we increase our global footprint, particularly with the Trachealator and other products, we expect to allocate more resources toward sales and marketing efforts. These costs will be essential to drive product adoption, support new distribution agreements, and build brand awareness in new regions.

In addition, while R&D expenses will remain relatively modest, the Company's focus will remain on optimizing manufacturing processes, ensuring that production capabilities are aligned with increased product demand and the scalability of our operations.

Non-operating income and expenses

Non-operating income and expenses for the fiscal year ended February 28, 2025, primarily consist of interest earned on free cash and the management of liquid assets. These amounts are immaterial relative to our core operating results and do not significantly affect the business’s overall financial performance. However, there were some key non-operating transactions that impacted both the balance sheet and income statement during the prior fiscal year.

Note Receivable

On November 30, 2023, the Company fully impaired its note receivable from Innovative Outcomes, which amounted to $642,012. This decision was made prudently, as the receivable was no longer supported by any ongoing Trachealator revenue streams. While the receivable was impaired, it does not eliminate the future liability of Innovative Outcomes to repay the amount. No interest income is recognized on the note while it remains impaired. The full recoverability of the receivable has not yet been definitively tested.

Interest Expense

Interest expense primarily relates to the interest on the related party loan of $141,748 and the interest paid to our logistics service provider of $28,126. These expenses are recorded in line with the terms of the respective agreements and are consistent with prior periods.

Interest Income

Interest income for the fiscal year was earned from two main sources: the note receivable which was impaired and a tax refund receivable. No interest income is recognized on the impaired note receivable, although interest continues to accrue contractually in accordance with the terms of the agreement, while interest on the tax refund receivable was earned during the prior fiscal year, contributing to the total interest income recognized. During the fiscal year ended February 28, 2025, no interest was recognized in respect of the note receivable; while an amount of $8,668 was earned on tax refund receivable, representing a total of $8,668 interest income for the year.

Net Income

The Consolidated Medinotec Group of Companies reported a net profit of $2,159,473 for the year ending February 28, 2025, compared to a net loss of $404,688 for the year ended February 29, 2024.

This increase in net income is primarily driven by the higher sales generated from the new cardiology distribution business in South Africa, as well as the increased sales of the Trachealator, an internally designed and manufactured product, in the United States. The growth in both distribution revenues and the Trachealator's success in new markets were key factors in driving this positive shift in profitability.

Liquidity and Capital Resources

As of February 28, 2025, the Company had total current assets of $6,423,186 and total assets of $6,808,973. Total current liabilities as of February 28, 2025, were $1,505,047. The Company had working capital of $4,918,139 as of February 28, 2025. In comparison, as of February 29, 2024, the Company had total current assets of $4,379,297 and total assets of $4,804,279. Total current liabilities as of February 29, 2024, were $827,453. Consolidated, we had working capital of $3,551,844 as of February 29, 2024.

The research and development phase of the internally designed product lines has largely concluded. Therefore, we expect to see an increase in sales and marketing expenses, primarily for the rollout in the United States and the expansion of the cardiology distribution contract business in South Africa.

The Company has sufficient cash reserves and working capital to fund the roll-out in the market of the United States, including new research and development activities, as well as marketing and sales functions.

We have cash available on hand and believe that this cash will be sufficient to fund operations and meet our obligations as they come due within one year from the date these Condensed Consolidated Financial Statements are issued. In the event that we do not achieve the revenue anticipated in our current operating plan, management has the ability and commitment to reduce operating expenses as necessary. Our long-term success is dependent upon our ability to successfully raise additional capital, market our existing services, increase revenues, and ultimately achieve profitable operations.

As of February 28, 2025, we have no material capital expenditure commitments. All planned capital projects have been completed, and there are no additional contractual obligations for plant expansion or equipment purchases. Our manufacturing facility currently operates below its maximum capacity, which allows us to absorb modest increases in production without significant additional investment. This available capacity enables us to respond efficiently to changes in customer demand with minimal incremental capital outlay.

We fund our operations and working capital needs primarily from cash generated by our ongoing business activities. Over the past two fiscal years, our operating cash flows have been positive and sufficient to meet our cash requirements, and we expect this trend to continue in the near future. We maintain strong operational controls that allow us to manage our working capital effectively, ensuring liquidity is available for daily operations and short-term commitments.

In the longer term, we may require additional capital to support strategic initiatives, including select product enhancements and potential expansion efforts. While we do not currently anticipate large-scale capital expenditures, the need for future funding to support ongoing business growth or research and development (R&D) efforts may arise. As a smaller reporting company with limited R&D activities, we continue to focus our research investments on incremental product refinements rather than early-stage or speculative development. These expenditures remain modest, as previously disclosed, and are primarily directed toward refining existing production processes. However, any significant future R&D initiatives or product development would likely require external funding, either through equity or debt financing.

Liquidity

In terms of liquidity, we currently have sufficient cash resources to meet our short-term obligations and continue day-to-day operations. We regularly evaluate cash needs based on forecasted operational demands and have identified no material trends or uncertainties that would cause a significant change in our liquidity position. Any potential changes in liquidity would likely arise from strategic decisions, such as expansion or increased investment in R&D, but we expect that cash flows from ongoing operations will continue to provide the necessary funds.

Capital Resources

As of the end of the latest fiscal period, our capital requirements are primarily focused on sustaining and optimizing existing operations, rather than large-scale growth or capital expansion. We have no material capital expenditures committed for the near term. However, as our business continues to evolve, we anticipate that we may seek external financing options, such as equity offerings or debt financing, should the need arise for larger investments in new products or significant capacity expansion.

While our current capital structure remains primarily equity-based, we are mindful of changing trends in the availability and cost of capital resources, including any shifts in equity or debt market conditions that may affect our financing strategy. We continue to explore opportunities to optimize our capital resources, balancing the need for flexibility with prudent financial management.

Currency Fluctuations and Exchange Rate Risks

Given the Company’s exposure to various currencies, particularly the South African Rand and the U.S. Dollar, fluctuations in exchange rates could impact our working capital and cash reserves. We monitor foreign exchange risks and may take steps to hedge against significant adverse movements. While we have not implemented any hedging strategy at this time, we will continue to assess the impact of currency fluctuations on our financial position and operations.

Funding Strategy for Expansion

As part of our growth strategy, the Company continues to explore opportunities for alternative funding sources, including strategic partnerships, grants, and government incentives, to support expansion into new markets and product development initiatives. These options could provide additional capital if needed for larger-scale projects or unforeseen expenditures.

Future Plans and Financing Needs

Looking ahead, we anticipate that any major strategic initiatives, such as entering new markets or funding larger-scale projects, may require additional capital. We continue to explore all available financing options to ensure that we can access the necessary resources to fund future growth and innovation. This includes potential equity or debt offerings, as well as exploring potential partnerships or other arrangements that could provide non-dilutive funding.

Our audited Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator. During the quarter ending November 30, 2023, the Company also obtained cardiology distribution revenues in South Africa, which significantly contributed to the overall profitability of the Company in the 2024 fiscal year. With the research and development phase of most products completed, we expect to see an increase in sales being realized against the sales expenditure incurred, as was the result in the current fiscal year.

Cash Flows

The following table summarizes our cash flows from continuing operations for the periods indicated:

	2025	2024
Net cash provided by (used in):
Operating Activities	877,834	14,242
Investing Activities	(89,013)	10,125
Financing Activities	(894,482)	(8,092)

Cash flows provided by Operating Activities

Net cash provided by operating activities from continuing operations increased significantly for the fiscal year ended February 28, 2025. This improvement was primarily due to a $2,564,161 increase in profitability, with the Group reporting net income of $2,159,473, compared to a net loss of $404,688 in the prior year. This turnaround was mainly driven by strong growth in distribution revenue, particularly from the launch of the cardiology distribution business in South Africa and expanded U.S. sales of the Trachealator product.

Operational cash flow also benefited from improved working capital management, including better receivables collection and inventory optimization. Operating expenses were carefully controlled, allowing the Group to support growth initiatives—especially in sales and marketing—while maintaining positive cash generation from operations. Management also notes customer concentration risk, with most customers situated within the South African segment, which should be considered in assessing the quality and stability of these cash flows.

Management believes that these improvements, alongside efficiencies and sustained revenue momentum, position the Group for continued positive cash flow generation. Non-cash adjustments, including depreciation and share-based compensation, are minimal in our business.

Cash flows used in Investing Activities

Net cash used in investing activities increased for the fiscal year ended February 28, 2025. This change was primarily driven by the absence of inflows from a note receivable, which had generated positive cash flows through repayments in the prior year. In contrast, during the current year, the outstanding balance of the note receivable increased and was subsequently impaired, resulting in no corresponding cash inflow.

Additionally, the Group increased its investment in property, plant, and equipment (PP&E), reflecting continued expansion and operational scaling. These capital expenditures contributed to higher cash outflows from investing activities compared to the prior year.

Cash flows used in Financing Activities

Cash flows used in financing activities for the fiscal years ended February 28, 2025, and February 29, 2024, primarily related to the repayment of a related party loan. In fiscal 2025, the Company repaid $895,279, an increase compared to $9,680 in the prior year. This increased repayment reflects the Company’s continued efforts to reduce financial liabilities and strengthen its balance sheet.

Looking ahead, the Company may evaluate additional financing options—including potential debt or equity issuances—to support its strategic growth objectives. This may include funding expansion into new markets, increasing production capacity, and scaling marketing and distribution efforts to drive long-term value creation.

Off Balance Sheet Arrangements

As of February 28, 2025, there were no off-balance sheet arrangements.

Critical Accounting Estimates

While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the accounting estimates below are most critical to understanding our financial condition and historical and future results of operations.

Allowance for credit losses on loans receivable

The Company records allowances for loan impairment when it is determined that the Company will be unable to collect all amounts due according to the terms of the underlying agreement. Interest income on impaired loans is recognized only when interest payments are received.

The Trachealator product obtained FDA approval in November 2021, which allowed the Company to sell this product into the United States of America. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during the quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and became payable in the 2024 fiscal year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is no longer backed by any Trachealator revenue streams. This does not change that Innovative Outcomes will still be liable for payment of this in the future. While impaired, no interest income will be recognized on the receivable. Should payments be received this provision will be reversed with the same amount of cashflow received.

Management believes that prior allowances for this note receivable were determined with appropriate assumptions and were as accurate as possible given the information available at the time. We continuously compare actual repayments and write-offs against our allowances and revise our estimate when subsequent events or newly obtained information indicate that adjustments are necessary.

There have been no material changes during the current year to the assumptions or methodologies used in estimating expected credit losses on the note receivable. Our approach to incorporating historical loss data, current borrower assessments and forward-looking information remains consistent with prior periods.

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

The provision for stock obsolescence is assessed at the end of every reporting period. Due to the long shelf life of our products as well as the ability to re-sterilize products to reset the shelf life, this provision, in management’s opinion, will never increase significantly.

Management believes that our historical inventory valuations, including weighted-average cost measurements and obsolescence provisions for raw materials, work-in-process and finished goods,were determined with appropriate assumptions and were as accurate as possible given the information available.

There have been no material changes during the current year to the key assumptions or methodologies applied to inventory valuation or obsolescence provisioning. Our approach to calculating weighted-average cost, assessing net realizable value for each inventory category and performing annual age-based obsolescence reviews remains consistent with prior periods.

Management does not anticipate any material changes to the methodologies or key assumptions used to determine inventory valuation or obsolescence provisions in future periods.

Deferred tax assets and liabilities

We identify temporary differences between the financial statement basis and tax basis of our assets and liabilities, as well as available loss and credit carryforwards. We apply the enacted statutory tax rates expected to be in effect when such differences reverse, pursuant to U.S. federal and state tax law and, where applicable, South African Income Tax Act provisions. We then assess positive and negative evidence—such as future taxable income projections, historical earnings patterns, tax-planning strategies and the expiration dates of carryforwards—to conclude whether it is “more likely than not” that DTAs will be realized. A valuation allowance is recorded against DTAs when realization is not deemed more likely than not.

Management believes that prior deferred tax asset estimates were prepared with appropriate assumptions and were as accurate as possible given the information available at the time. We continue to perform retrospective evaluations of those estimates against actual outcomes to confirm the reasonability of our methodologies, and we adjust valuation allowances when subsequent events or newly obtained information indicate that revisions are warranted.

There have been no material changes to the assumptions or estimates used in determining our deferred tax assets and liabilities during the current year. Our methodologies, including income forecasts, tax-law interpretations and valuation allowance assessments, remain consistent with those applied in prior periods.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

In July, 2024, we replaced BDO South Africa Inc. with Mercurius & Associates LLP as our current independent registered public accounting firm.. The engagement of the new accountant was approved by our Audit Committee of the Board of Directors. For more information on the change in auditor, see our Current Report on Form 8-K filed with the SEC on June 20, 2023.

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

Based on the evaluation performed as of February 28, 2025, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2025, at the reasonable assurance level due to the material weaknesses described below.

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended February 28, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices and represented a material weakness.

Management is actively engaged in addressing the material weaknesses in internal control over financial reporting identified as of February 28, 2025. These weaknesses relate to the absence of formal documentation of internal control procedures, limited segregation of duties within accounting functions, and an underdeveloped control environment.

While the Company’s size and structure present certain limitations, we recognize the importance of strengthening our internal controls and have initiated steps to improve our control framework. During the fiscal year ending February 28, 2026, we plan to:

•	Begin formal documentation of key internal control processes and procedures, consistent with the COSO 2013 framework;
•	Enhance segregation of duties within our finance function to the extent feasible, and implement additional review controls where full segregation is not practical;
•	Adopt a formal Code of Business Conduct and Ethics and communicate it throughout the organization;
•	Improve communication and documentation of our accounting policies and procedures.

We have also engaged external consultants to assist in evaluating and enhancing our internal control environment and to provide additional support during the remediation process.

These efforts are ongoing, and while the material weaknesses had not been fully remediated as of February 28, 2025, we are committed to making meaningful progress in the coming year. We will continue to assess the effectiveness of these actions and report on our remediation progress in future filings.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fourth quarter ended February 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the planned remedial action toward the control deficiencies detailed above.

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

On February 19, 2025, we held our 2024 Annual Meeting of the shareholders, at which the shareholders voted on the matters disclosed in our Proxy Statement. The final voting results for the matters submitted to a vote of the shareholders were as follows:

Proposal No. 1 - Election of Directors

Our shareholders elected the persons listed below for a one-year term expiring at our 2025 Annual Meeting or until their respective successors are duly elected and qualified:

	FOR	AGAINST	ABSTAIN
Gregory Vizirgianakis	9,945,214	0	0
Pieter van Niekerk	9,945,214	0	0
Stavros G. Vizirgianakis	9,945,214	0	0
Joseph P. Dwyer	9,945,214	0	0
Athanasios Spirakis	9,945,214	0	0

Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm

Our shareholders ratified the appointment of Mercurius & Associates LLP as our independent registered public accounting firm for fiscal 2025.

FOR	AGAINST	ABSTAIN
9,937,799	0	7,415

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Gregory Vizirgianakis	46	President, Secretary, CEO and Director
Pieter van Niekerk	40	CFO, Treasurer and Director
Stavros G. Vizirgianakis	53	Director
Joseph P. Dwyer	69	Director
Athanasios Spirakis	63	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Gregory Vizirgianakis

The Company is led by Dr Vizirgianakis as the Chief Executive Officer, a qualified medical doctor, with a specialty interest in the field of neuroscience. He has many years of experience in the international and South African health markets. Dr Vizirgianakis is the founding ultimate shareholder of DISA Medinotec Proprietary Limited and has been involved in several successful entrepreneurial ventures. For the last five years, Dr. Vizirgianakis has been employed as CEO of Minoan Medical and DISA Medinotec Proprietary Limited.

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

Pieter van Niekerk

Mr. Pieter van Niekerk is a qualified Chartered Accountant and the Company's CFO and has been involved in multiple listings on various exchanges in the United States of America and South Africa. He has 10 years of executive management experience. For the last five years, Mr. van Niekerk has been employed as CFO of Minoan Medical and DISA Medinotec Proprietary Limited.

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

Stavros G. Vizirgianakis

Mr. Vizirgianakis is an investor and strategic advisor to companies in the medical device field. He currently serves on the Board of Directors at Tally Surgical, Inc., Theragenics Corporation, Xtant Medical Holdings, Inc. (NYSE American: XTNT) and Medinotec, Inc. (OTCQX:MDNC). Mr. Vizirgianakis previously served on the Board of Directors at Bioventus Inc. (Nasdaq: BVS) and Tenaxis Medical. Mr. Vizirgianakis is the former Chief Executive Officer of medical device company, Misonix, Inc., which he led from 2016 through the company’s acquisition by Bioventus Inc. in 2021. He previously served as Managing Director of the Medical Devices business at Ascendis Health Limited (JSE: ASC) from 2014 to 2016. Mr. Vizirgianakis co-founded Surgical Innovations, one of the largest privately-owned medical device distributors in the African region, which later became part of Ascendis Health Limited. His career in the medical device industry also includes experience serving as Director of Sales for sub-Saharan Africa at United States Surgical Corporation and as General Manager of South Africa at Tyco Healthcare. Mr. Vizirgianakis holds a degree in Commerce from the University of South Africa.

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

During Mr Spirakis’ tenure, besides his academic outputs in the form of publications, conference presentations, post-graduate students’ supervision and lecturing, Mr. Spirakis undertook consulting research projects in total Knee and Hip Arthroplasty for Johnson & Johnson (DePuy) and designed orthopedic implants which were subsequently manufactured by South African & international companies such as Zimmer (now Zimmer-Biomet).

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

The former dealing in medical devices for a large variety of surgical specialties (Cardiac / Vascular / General Surgery / Arthroscopy / Urology / ENT) and the latter in total joint replacements. Orthomedics was acquired by J&J in 2008 and Mr. Spirakis continued his involvement as a business development director till 2011 when he became one of the founders and director of Advanced Orthopaedics.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they are removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

For the fiscal year ending February 28, 2025, the Audit Committee:

•	Reviewed and discussed the audited financial statements with management, and
•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended February 28, 2025 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

At the 2024 annual meeting of the shareholders, our shareholders did not ratify the appointment of BDO South Africa Inc. as our independent registered public accounting firm for fiscal 2025. Mercurius and Associates LLP was subsequently appointed as our independent registered public accounting firm.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2025 and February 29, 2024.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Vizirgianakis	2025	—	—	—	—	—	—	6,597	—
CEO	2024	—	—	—	—	—	—	6,597	—
Peter van Niekerk	2025	—	—	—	—	—	—	3,958	—
CFO	2024	—	—	—	—	—	—	3,958	—

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of February 28, 2025.

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

The following table sets forth, as of May 29, 2025, the beneficial ownership of our common and preferred stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise noted, the address of each beneficial owner is located at Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue | North Riding | 2169.

Title of class	Name and address of beneficial owner (1)	Number of shares - Beneficial ownership	Percent of class (2)
Common	Gregory Vizirgianakis(3)	4,750,179	40.5%
Common	Pieter van Niekerk	401,965	3%
Common	Stavros G. Vizirgianakis(4)	4,750,179	40.5%
Common	Joseph P. Dwyer	0	0%
Common	Athanasios Spirakis	0	0%
Total of All Directors and Executive Officers (5 persons):		9,902,323	84%
More Than 5% Beneficial Owners:
NONE

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 11,733,750 voting shares as of May 29, 2025.
(3)	Includes 4,750,179 shares of common stock held by Medisol Pty Ltd that Mr. Vizirgianakis has sole voting and investment power.
(4)	Includes 4,750,179 shares held in his name.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Summary

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amount for the 2025 fiscal year
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $940,001
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $276 Lease liability - $40,756
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis.

Set forth below is a table showing the Consolidated entities’ rent paid for the year ended February 28, 2025, with Minoan Capital and the Melville, New York Office:

	February 28, 2025	February 29, 2024
Rent	51,759	32,142

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

b. Loan

Loans payable includes an unsecured loan of a $940,001 from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability. The Company has a period of 3 years from the IPO date or from the date at which the Company starts trading on a national exchange (as defined in Section 3(a)(1) of the Securities Exchange Act of 1934, as amended), to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time.

The Minoan Medical loan decreased by $829,687 during the year ended February 28, 2025.

The prevailing prime lending rate on the quarter ending February 28, 2025 in South Africa is 11.00%. The interest charged for the year was $141,748 and a 1% movement in the interest rates constitutes a value of $12,886. The interest rate chargeable is a guideline determined by the South African Reserve Bank and gets utilized by financial institutions to determine the financial gain they may derive from a loan. The Prime rate is therefore an arm’s length transaction and justifiable rate that can be applied to a loan within the borders of the Republic of South Africa.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Mercurius & Associates LLP served as our independent registered auditors for the year ended February 28, 2025.

Audit Fees

Please refer below for the total audit fees for the Company’s fiscal years ended February 28, 2025 and February 29, 2024, for professional services rendered by our independent auditors for the audit and review of our financial statements.

	February 28, 2025	February 29, 2024
Audit Fees	159,620	166,271

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended February 28, 2025 and February 29, 2024, respectively.

Tax Fees

For the Company’s fiscal years ended February 28, 2025 and February 29, 2024, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended February 28, 2025 and February 29, 2024, we were not billed any other fees by our auditors.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS.

The following documents are included on pages F-1 through F-23 attached hereto and are files as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.(a)(2) EXHIBITS.

(a)(2)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Share Exchange Agreement, dated March 2, 2022	S-1	2.1	6/2/2022

3.1	Articles of Incorporation	S-1	3.1	6/2/2022

3.2	Articles of Amendment	S-1	3.3	6/2/2022

3.3	Bylaws	S-1	3.3	6/2/2022

4.1	Unsecured Revolving Promissory Note, dated September 16, 2022	S-1/A	4.1	11/2/2022

4.2	Description of Registrant’s Securities	10-K	4.2	7/5/2024

10.1	Lease Agreement dated January 28, 2020 between Minoan Capital and DISA Medinotec Proprietary Limited	S-1/A	10.1	8/4/2022

10.2	Exclusive Distribution Agreement dated March 1, 2020 between Disa Life Sciences Proprietary Limited and DISA Medinotec Proprietary Limited	S-1/A	10.2	8/4/2022

10.3	Letter of Offer, dated April 26, 2021 with Gregory Vizirgianakis	S-1/A	10.3	8/30/2022

10.4	Letter of Offer, dated April 26, 2021 with Peter van Niekerk	S-1/A	10.4	8/30/2022

10.5	Letter of Offer, dated June 13, 2021 with Stavros Vizirgianakis	S-1/A	10.5	8/30/2022

10.6	Letter of Offer, dated June 13, 2021 with Joseph P Dwyer	S-1/A	10.6	8/30/2022

10.7	Loan Certificate dated Mary 1, 2017	S-1/A	10.7	8/30/2022

21.1	List of Subsidiaries Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	10-K	21.1	5/30/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	SIGNATURE	TITLE

May 29, 2025	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

May 29, 2025	/s/ Pieter van Niekerk	Chief Financial Officer and Director
	Pieter van Niekerk	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

May 29, 2025	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

May 29, 2025	/s/ Pieter van Niekerk	Chief Financial Officer and Director
	Pieter van Niekerk	(Principal Financial Office and Principal Accounting Officer)

DATE	SIGNATURE	TITLE

May 29, 2025	/s/ Stavros G. Vizirgianakis	Director
Stavros G. Vizirgianakis

DATE	SIGNATURE	TITLE

May 29, 2025	/s/ Joseph P. Dwyer	Director
Joseph P. Dwyer

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDINOTEC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medinotec Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Medinotec Inc. and its subsidiaries (collectively, the “Company”) as of February 28, 2025, the related consolidated statement of operations and comprehensive income/(Loss), consolidated statement of stockholders’ equity and consolidated statements of cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

Mercurius & Associates LLP

We have served as the Company’s auditor since 2024

New Delhi, India

May 29, 2025

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

/s/ BDO South Africa Inc.

BDO South Africa Incorporated

Registered Auditors

Jacques Barradas

We served as the Company's auditor from 2023 to 2024.

Johannesburg, South Africa

July 3, 2024

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

 Consolidated Balance Sheets for the Medinotec Group of Companies as of February 28, 2025 and February 29, 2024

	2025 $	2024 $
Assets
Current Assets
Cash	2,769,686	2,808,910
Accounts receivable, net of allowances	2,612,440	589,761
Inventory	988,341	863,452
Other current assets	52,719	117,174
Total Current Assets	6,423,186	4,379,297
Note receivable	—	—
Property, plant and equipment, net of accumulated depreciation	348,486	320,122
Deferred tax asset	—	42,881
Operating right-of-use asset	37,301	61,979
Total Assets	$6,808,973	$4,804,279
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,476,987	801,550
Due to stockholders/Directors	—	1,587
Operating lease liability, current portion	28,060	24,316
Total current Liabilities	1,505,047	827,453
Long Term Liabilities
Loans payable	940,277	1,769,957
Deferred tax liabilities	80,124	—
Operating lease liability, net of current portion	12,696	39,698
Total Liabilities	2,538,144	2,637,108
Equity
Capital stock	11,734	11,734
Capital stock additional paid in capital	3,296,391	3,296,391
Retained earnings (Accumulated deficit) - ending	918,115	(1,241,325)
Accumulated other comprehensive income	44,589	100,371
Total Equity	4,270,829	2,167,171
Total Liabilities and Equity	$6,808,973	$4,804,279

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income/ (Loss) for the Medinotec Group of Companies for the Years Ended February 28, 2025 and February 29, 2024

	2025 $	2024 $

Revenue	9,113,607	5,020,391
Cost of goods sold	(4,252,821)	(2,577,922)
Gross profit	4,860,786	2,442,469
Operating expenses
Selling expenses	(113,194)	(84,564)
Depreciation and amortization expense	(73,846)	(63,948)
General and administrative expenses	(1,391,114)	(1,671,028)
Research and development expenses	(91,133)	(22,351)
Total operating expenses	(1,669,287)	(1,841,891)
Income from operations	3,191,499	600,578
Non operating income and expenses
Interest income	8,668	60,590
Interest expense	(176,416)	(277,230)
Other revenue	387	4,304
Impairment of note receivable	—	(642,012)
Total non-operating income and expenses	(167,361)	(854,348)
Income/(loss) before income taxes	3,024,138	(253,770)
Income taxes
Current income taxes	(737,389)	(81,198)
Deferred income taxes	(127,276)	(69,720)
Net income/(loss)	2,159,473	(404,688)
Net earnings/ (loss) per share, basic and diluted:	0.18	(0.03)
Weighted average shares used in computing net loss per share, basic and diluted	11,733,750	11,733,750

Net income/(loss)	2,159,473	(404,688)
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(55,815)	15,804
Other comprehensive income/(loss)	(55,815)	15,804
Comprehensive income/(loss)	2,103,658	(388,884)

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Stockholders’ Equity for the Years Ended February 28, 2025 and February 29, 2024

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Retained Earnings/(Accumulated Deficit) $	Accumulated Comprehensive Income $	Total $
Balance, March 1, 2023	11,733,750	11,734	3,296,391	(836,637)	84,567	2,556,055
Net (loss) for the period	—	—	—	(404,688)	—	(404,688)
Other comprehensive income / (loss)	—	—	—	—	15,804	15,804
Balance February 29, 2024	11,733,750	11,734	3,296,391	(1,241,325)	100,371	2,167,171
Net income for the period	—	—	—	2,159,473	—	2,159,473
Other comprehensive income / (loss)	—	—	—	—	(55,815)	(55,815)
Reclassification adjustment	—	—	—	(33)	33	—
Balance, February 28, 2025	11,733,750	11,734	3,296,391	918,115	44,589	4,270,829

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended February 28, 2025 and February 29, 2024

	2025 $	2024 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	2,159,473	(404,688)
Depreciation	73,846	88,225
Foreign currency transaction gain (loss), unrealized	(5,765)	(3,916)
Deferred income taxes and tax credits	127,276	97,273
Provision for income taxes	737,389	139,712
Impairment provision on notes receivable	—	642,012
Bad debt write-off	—	52,133
Operating lease liability	(32,030)	(13,299)
(Increase)/Decrease in prepayments	(11,944)	(10,674)
(Increase)/Decrease in receivables	(2,039,246)	(631,248)
(Increase)/Decrease in inventories	(91,639)	(480,640)
Increase/(Decrease) in accounts payable and accrued expenses	226,855	621,650
Net cashflow from/ (used in) operations	1,144,215	96,540
Accrued interest	—	(49,262)
Tax paid	(266,381)	(33,036)
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	877,834	14,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(89,013)	(2,255)
Cash received from note receivable	—	12,380
TOTAL CASH FLOWS FROM/(USED BY) INVESTING ACTIVITIES	(89,013)	10,125
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	797	1,588
Repayment of debt	(895,279)	(9,680)
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(894,482)	(8,092)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	66,437	(34,822)
Net cash increase (decreases) in cash and cash equivalents	(39,224)	(18,547)
Cash and cash equivalents at beginning of period	2,808,910	2,827,457
Cash and cash equivalents at end of period	2,769,686	2,808,910

Supplemental disclosures
Interest income	73,468	60,590
Interest expense	(176,416)	(277,230)
Right-of-use Assets in exchange for lease liabilities	—	76,940

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

Exchange gains or losses incurred foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in other revenue/(expense).

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

One major client constitutes 87% of the accounts receivable balance as at February 28, 2025, compared to 83% on February 29, 2024.

An allowance for credit losses is calculated taking into account all accounts older than 91+ days.

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

i.  Allowance for credit losses on loans receivable

The Company maintains an allowance for credit losses on loans receivable in accordance with ASC 326, Financial Instruments—Credit Losses. This allowance reflects management’s estimate of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate is developed using a combination of quantitative data and qualitative factors, including borrower creditworthiness, loan-specific risk characteristics, macroeconomic trends, and other relevant information. The allowance is adjusted through a provision for credit losses in the Company’s consolidated statements of operations, and loans are charged off against the allowance when deemed uncollectible.

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

l.  Financial instruments

i.           Fair Value Measurements

Fair value accounting is applied for all assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The consolidated entities follow the established framework for measuring fair value and expands disclosures about fair value measurements.

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

iii.         Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the year ended February 28, 2025 was ($55,815) compared to $15,804 for the year ended February 29, 2024.

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

i.            Comprehensive income/loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to our operations. Refer to Consolidated Statements of Comprehensive Loss.

Total foreign currency transaction loss for the year ended February 28, 2025 was $55,815, compared to gains of $15,804 for the year ended February 29, 2024.

n. Revenue recognition

Revenue represents the amount of consideration expected to be received from customers in exchange for the transfer of products. Net sales exclude value added and other taxes we collect from customers. Other costs to obtain and fulfill contracts are generally expensed as incurred due to the short-term nature of most of our sales. Shipping and handling costs charged to customers are included in net revenue.

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

Revenues relating to the distribution products are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products. The transfer of control will typically be on the date of shipment.

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

The Company sells a significant amount to DISA Life Sciences. For the year ending February 28, 2025, 88% of the Company's total revenue is derived from this single customer in the distribution environment in South Africa compared to 86% for the year ending February 29, 2024. During fiscal 2025, a receivable was recognized for revenue earned from DISA Life Sciences. As of February 28, 2025, no sales taxes have been recorded, as no invoice has been issued. The related sales tax return will be finalized in accordance with standard invoicing timelines or adjusted as necessary upon invoice issuance.

o. Segment Reporting

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	Feb 28, 2025 $	Feb 29, 2024 $
Outside of United States of America
Internally Designed/Manufactured Sales	863,337	976,291
Distribution Agreement Sales	7,572,165	3,490,133
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	678,105	553,967
	9,113,607	5,020,391

Chief Operating Decision Maker (CODM)

The Company’s CODM is the Chief Executive Officer, who is responsible for strategic decision-making and resource allocation. The CEO, with support from the executive leadership team, regularly reviews financial and operational results segmented by geographic region. These reports form the basis for internal decision-making and operational management.

The Company has determined that it operates in two reportable geographic segments: Inside the United States and Outside the United States. These segments reflect the manner in which the Chief Operating Decision Maker (CODM) assesses financial performance and allocates resources.

Basis of Segmentation

Operating segments are determined based on the internal reports regularly reviewed by the CODM. Geographic segmentation reflects the Company's internal management structure and reporting lines, as operations within the United States and internationally are subject to distinct market, regulatory, and customer dynamics.

Performance Measures Reviewed by CODM

The CODM evaluates segment performance primarily using income/loss from operations, which includes revenues, cost of goods sold, and major operating expenses. This measure is reviewed regularly and is considered the most relevant indicator of segment profitability and operating efficiency. Segment results are prepared on a basis consistent with the Company’s consolidated financial statements, with no adjustments for intersegment transactions.

Granular Segment Expense Reporting

To support effective decision-making, the CODM reviews segment-level performance at a more detailed level than presented in the consolidated financial statements. Specifically, the CODM receives and evaluates reports that disaggregate significant expenses such as:

•	Selling Expenses
•	Depreciation
•	General and Administrative Expenses
•	Research and Development Expenses

This level of detail enables the CODM to evaluate cost drivers and profitability more effectively across geographic segments.

The following table sets forth financial information by reportable segment for the years ending February 28, 2025 and February 29, 2024:

1.	Income/(Loss) from operations

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	678,105	553,967	8,435,502	4,466,424	9,113,607	5,020,391
Cost of goods sold	(87,826)	(47,708)	(4,164,995)	(2,530,214)	(4,252,821)	(2,577,922)
Gross profit	590,279	506,259	4,270,507	1,936,210	4,860,786	2,442,469
Selling expenses	(65,646)	(30,611)	(47,548)	(53,953)	(113,194)	(84,564)
Depreciation expense	-	-	(73,846)	(63,948)	(73,846)	(63,948)
General and administrative expenses	(725,834)	(477,226)	(665,280)	(1,193,802)	(1,391,114)	(1,671,028)
Research and development expenses	(50,000)	-	(41,133)	(22,351)	(91,133)	(22,351)
Income/(loss) from operations	(251,201)	(1,578)	3,442,700	602,156	3,191,499	600,578
Other income/(expenditure)	-	-	-	-	(1,032,026)	(1,005,266)
Net income/(loss)	-	-	-	-	2,159,473	(404,688)

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

2.	Total Assets

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Total assets	2,181,184	2,697,502	4,627,789	2,106,777	6,808,973	4,804,279

The major component of total assets is "Cash" of $2,769,686 for the year ending February 28, 2025 and $2,808,910 for the year ending February 29, 2024. A significant portion of this is maintained inside the United States in USD of $2,019,628 for the year ending February 28, 2025 and $2,478,434 for the year ending February 29, 2024.

p. Cost of goods sold

Cost of goods sold consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices.

q. General and administrative expenses

General and administrative expenses consist mostly of personnel costs, consulting fees as well as audit fees.

r. Research and development

All research and development expenses are expensed as incurred and are included in operating expenses. Our research and development efforts are limited in scope and primarily focused on enhancing existing production processes. We undertake R&D projects only when a working prototype and proof of concept exist, and after assessing economic viability. Projects that cannot be efficiently integrated into our current manufacturing infrastructure are not pursued.

s. Interest expense

Interest expense relates mostly to is an unsecured loan from Minoan Medical which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.00% at year end. The terms of this loan are deemed to be market related.

t. Earnings per share

Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding during each year.

The diluted earnings/(loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period, by applying the treasury stock method. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no potentially dilutive securities outstanding during the fiscal year ended February 28, 2025; accordingly, no additional shares have been included in the diluted earnings per share calculation.

u.  Principles of consolidation

i.            Consolidated - all intercompany transactions eliminated

The consolidated financial statements include the accounts of Medinotec Inc., Medinotec Capital Proprietary Limited and the financial statements of DISA Medinotec Proprietary Limited, known as “the Company”. All intercompany transactions have been eliminated.

v.  Use of estimates

i.           Actual results could differ

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and may have an impact on future periods. As detailed in the Critical Accounting Estimates section above, the key accounting estimates are as follows:

•	Allowance for credit losses on loans receivables
•	Inventory: Valuation, costing and obsolescence
•	Deferred tax assets

w.  Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances transparency surrounding the use of supplier finance programs. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company has evaluated the effect of this standard on its operations and has determined that it has no material impact.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company has implemented this standard for the current fiscal year.

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

At February 28, 2025 and February 29, 2024, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4. Property, plant and equipment
a. Accounts by year end

Property, plant and equipment consist of the following:

	Feb 28, 2025 $	Feb 29, 2024 $
Computer software	1,133	—
Office equipment	—	—
Motor vehicles	11,889	11,889
Small assets	—	—
Plant and machinery	1,144,371	1,056,830
Furniture and fittings	99,098	99,098
Computer equipment	146,437	145,891
Laboratory equipment	239,834	238,799
Total cost	1,642,762	1,552,507
Foreign currency adjustment	38,373	35,626
Total accumulated depreciation	(1,332,649)	(1,268,011)
Total	348,486	320,122

Depreciation of property, plant and equipment totaled approximately $95,734 for the period ending February 28, 2025 compared to $88,225 for the period ending February 29, 2024.

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

Depreciation of $21,888 was allocated to Cost of Goods Sold for the year ending February 28, 2025, compared to $24,277 for the year ending February 29, 2024.

5.      Accounts receivable, net of allowances

a. Accounts receivable by period

Accounts receivable consist of the following:

	2025 $	2024 $
Trade accounts receivable	2,682,361	641,367
Allowance for expected credit losses	(69,921)	(51,606)
Total	2,612,440	589,761

6. Inventories
a. Accounts by period

Inventory consists of the following:

	2025 $	2024 $
Raw materials	261,899	291,389
Work in progress	306	—
Finished goods	731,788	570,061
Less provisions for obsolescence	(10,494)	(10,221)
Goods in transit	4,842	12,223
Total	988,341	863,452

7.      Other current assets

a. Other current assets by period

Other current assets consist of the following:

	2025 $	2024 $
Prepayments	48,405	39,959
Deposits paid	2,681	2,612
Other receivables	1,633	74,603
Total	52,719	117,174

8. Note receivable

	2025 $	2024 $
Note receivable	—	—
Total	—	—

The Trachealator product obtained FDA approval in November 2021, which allowed the Company to sell this product into the United States of America. Since the Company had no prior sales channels or infrastructure in the United States, management found it prudent to plan a roll out of the product with a distributor that had an established network and infrastructure. For this business, the Company partnered with a company called Innovative Outcomes and entered into a revolving credit facility to a maximum of $750,000. Innovative Outcomes would use this to grow both their own distribution network and infrastructure and also allow for the Company to utilize this network and infrastructure. However, during quarter ending November 30, 2023, there was a material change in strategic focus where the Company would require its products to be marketed to niche surgical units, Innovative Outcomes would be servicing the wound care clinic market only which meant that the future growth of the combined network and infrastructure would not be a strategic match between the two entities. It was therefore decided to separate the network and infrastructure developed and for each company to pursue its strategic focus. The note receivable will continue on the same terms and become payable later in the 2024 financial year, but the Company decided to provide full impairment against this receivable on November 30, 2023. This decision was made in prudence due to the fact that the receivable is no longer backed by any Trachealator revenue streams. This does not change that Innovative Outcomes will still be liable for payment of this in the future. Should payments be received this provision will be reversed with the same amount of cashflow received. We have taken legal action in order to recover the amount outstanding.

9. Loans Payable
a. Loans from related parties

	2025 $	2024 $
Minoan Medical Proprietary Limited
Opening balance	1,769,688	1,862,973
Interest accrued	141,748	236,873
Received/Issued(1)	1,664,939	2,076,257
Repayments(1)	(2,701,966)	(2,323,089)
Foreign exchange difference	65,592	(83,326)
Closing balance	940,001	1,769,688

Minoan Capital Proprietary Limited
Opening balance	269	273
Foreign exchange difference	7	(4)
Closing balance	276	269

Total debt	940,277	1,769,957

(1)    During the fiscal year ended February 29, 2024, the Company entered into a non-cash settlement arrangement involving its loan payable to Minoan Medical. Under this arrangement, a third-party trading partner settled a portion of the loan balance directly with Minoan Medical on behalf of Medinotec. The net impact of this arrangement was a non-cash offset of $339,209. During the fiscal year ended February 29, 2024, the Company made cash loan payment in the amount a $9,680, which is included in the financing cash outflows in the consolidated statement of cash flows.

Minoan Medical Proprietary Limited:

Loans payable consists of a $940,001 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability. The Company has a period of 3 years after the IPO date of 31 March 2023 or a date at which the Company starts trading on a a national exchange (as defined in Section 3(a)(1) of the Securities Exchange Act of 1934, as amended) to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.00% at year end compared to 11.75% on February 29, 2024. The terms of this loan are deemed to be market related.

The Minoan Medical loan decreased by $829,687 during the year ended February 28, 2025 as detailed in the table above.

The interest charged for the year was $141,748 and a 1% movement in the interest rates constitutes a value of $12,886.

The Company has the option for early settlement in cash or any form of equivalent.

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

10. Accounts payable and accrued expenses
a. Accounts payable by period

Accounts payable consist of the following:

	2025 $	2024 $
Trade accounts payable	1,198,953	588,640
Accrued payroll, payroll taxes and leave pay	9,656	11,684
Provision for professional fees	—	92,000
Royalties payable	16,462	35,139
Tax liability	195,037	53,646
Other payables	56,879	20,441
Total	1,476,987	801,550

One major European Cardiac supplier constitutes 74% (61% in prior period) of the total trade accounts payable

11. Commitments
a. Leases and deferred rent

The Company accounts for leases under ASC 842, Leases. The Company leases office and warehouse spaces under a cancelable operating lease agreement with contractual terms from August 1, 2023 to July 31, 2026 from a third-party entity that is considered a related party due to mutual directorship with a member of the Company’s Board. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities. Management believes the terms of the lease are consistent with market rates and were entered into at arm’s length.

Operating lease right-of-use (ROU) assets and corresponding lease liabilities are recognized on the consolidated balance sheet at the commencement date based on the present value of future lease payments. The Company uses its incremental borrowing rate to discount lease payments, as the implicit rate is not readily determinable. Lease expense is recognized on a straight-line basis over the lease term. Short-term leases (terms of 12 months or less) are not capitalized and are expensed as incurred.

Rental expense for operating leases for the period ended February 28, 2025 was $32,031 compared to $32,142 for the period ended February 29, 2024.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of February 28, 2025 was as follows:

Years ending February 26/27:	Amounts

2026	31,370
2027	13,071
Total undiscounted lease payments:	44,441
Less: Imputed Interest	(3,685)
Present value of operating lease liabilities	40,756

Operating lease liabilities, current portion	28,060
Operating lease liabilities, net of current portion	12,696

The carrying amount of the operating right-of-use asset as of February 28, 2025 was as follows:

Amounts

Opening balance at March 1, 2024	61,979
Accumulated depreciation	(24,678)
Closing balance at February 28, 2025	37,301

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

12. Stockholders' equity/(deficit)
a. Authorized and issued stock by period

Authorized:

As of February 28, 2025 the Company had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of February 28, 2025, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

This has remained unchanged from the previous financial year ending February 29, 2024.

Issued and outstanding shares

	2025	2024
Common shares	11,733,750	11,733,750
Stock issued	—	—
Total	11,733,750	11,733,750

Amount of shares

	2025 $	2024 $
Common shares	11,734	11,734
Stock issued	—	—
Total	11,734	11,734

13. Income taxes
a. Provision for income taxes

The components of income tax expense are as follows:

	2025	2024
Current expense from income taxes:
Federal	17,666	(47,753)
State	1,525	(5,892)
Foreign	(756,580)	(27,553)
Total current expense from income taxes	(737,389)	(81,198)

Deferred benefit (expense) from income taxes
Federal	—	—
State	—	—
Foreign	(127,276)	(69,720)
Total deferred benefit (expense) from income taxes	(127,276)	(69,720)

Total	$(864,665)	$(150,918)

The following table sets forth a reconciliation from the U.S statutory federal income tax rate to the effective income tax rate:

	2025	2024
Federal income tax rate	21%	21%
Permanent differences	(4%)	(18%)
State taxes	0%	(2%)
Valuation allowance	5%	(52%)
Foreign rate differential	7%	(7%)
Other	0%	(1%)
Effective rate	29%	(59%)

b. Deferred taxes/Future income tax assets and valuation allowance

The following table sets forth the significant components of deferred tax assets and liabilities:

	2025 $	2024 $
Deferred tax assets
Provision for Professional fees	—	24,840
Leave pay provision	1,244	973
Provision for stock obsolescence	2,166	2,110
Provision for bad debt	17,504	13,792
Unrealised profit inventory	24,503	—
Provision for royalties	4,445	9,487
Commission accrual	383	3,731
Impairment of note receivable	173,803	167,574
Foreign tax credits	264,820	—
Net operating loss - State	6,066	—
Advanced income	12,661	—
Lease liabilities	38,234	17,283
Total deferred tax assets	545,829	236,790
Less valuation allowance	(462,576)	(177,175)
Deferred tax assets, net	83,253	59,615
Deferred tax liabilities:
Right-of-use assets	(37,302)	(16,734)
Uninvoiced revenue GAAP adjustment	(126,075)	—
Total deferred tax liabilities	(163,377)	(16,734)
Deferred tax assets/(liabilities), net	(80,124)	42,881

Deferred tax assets refer to assets that are attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income. It is management’s estimate that certain deferred tax assets will be utilized in full in the next 12 months.

c. Other

The geographic components of income/(loss) before income taxes consisted of the following for the years ended February 28, 2025 and February 29, 2024:

	2025	2024
United States operations	$(248,501)	$(594,328)
International operations	3,272,639	340,558
(Loss) income before taxes	$3,024,138	$(253,770)

No U.S. federal tax has been provided on the undistributed earnings of the foreign subsidiaries as of February 28, 2025 as the company intends to permanently reinvest the earnings. As of February 28, 2024, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and South Africa. With few exceptions, the fiscal years that remain subject to examination are February 29, 2024 through February 28, 2025.

In October 2021, the Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework released a two-pillar solution to address the tax challenges of the digital economy. Pillar Two introduces a global minimum corporate tax regime that applies to multinational enterprises (MNEs) with annual consolidated revenue of €750 million or more.

The Company operates manufacturing and distribution activities in several jurisdictions, including the United States and South Africa. Although South Africa has announced its intention to implement a Qualified Domestic Minimum Top-Up Tax (QDMTT) beginning in 2024 under Pillar Two, the Group’s consolidated revenue for the past two fiscal years has not exceeded the €750 million threshold. As such, the Group is not currently within the scope of the Pillar Two global minimum tax rules.

The Company continues to monitor developments related to Pillar Two in the jurisdictions in which it operates, including the United States and South Africa. If future changes to revenue thresholds or group composition bring the Company into scope, the potential tax impacts will be assessed in accordance with ASC 740, Income Taxes.

Based on the current scope criteria and the absence of substantively enacted legislation in the United States, no amounts have been recognized in the consolidated financial statements related to Pillar Two. Any future obligations arising from the implementation of these rules, should the Group become subject to them, will be accounted for as current-period tax expenses, consistent with the FASB staff guidance issued in 2023.

14.      Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amount for the 2025 fiscal year
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $940,001
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $276 Lease liability - $40,756
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a

Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. We are currently also renting storage and office space in the US on a 12-month lease agreement.

Set forth below is a table showing the Consolidated entities' rent paid for the year ended February 28, 2025 and February 29, 2024 with Minoan Capital and for the Melville, New York office:

	2025 $	2024 $
Rent	51,759	32,142

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b. Loan

This is an unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited (a related party). This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited Incorporated during the developmental and startup phase.

The Consolidated entities, particularly Medinotec Inc. has the option to settle earlier in cash or any form of equivalent.

15. Subsequent events

We obtained FDA clearance for the Aortic Valve Dilatation Balloon Catheter (OutFlo) on March 11, 2025.

There were no other subsequent events for the year ending February 28, 2025.

