Form 10-Q
period 2025-05-31
Medinotec Inc.
filed 2025-07-16
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2025

or

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 000-56737

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,755,548 common shares as of July 15, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Consolidated Balance Sheets as of May 31, 2025 and February 28, 2025;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended May 31, 2025 and May 31, 2024;
F-3	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three months ended May 31, 2025 and May 31, 2024;
F-4	Unaudited Consolidated Statements of Cash Flows for the three months ended May 31, 2025 and May 31, 2024; and
F-5	Notes to the Unaudited Consolidated Financial Statements.

3

Medinotec Incorporated

Consolidated Financial Statements

Consolidated Balance Sheets for the Medinotec Group of Companies as of May 31, 2025 and February 28, 2025

	May 31, 2025 (Unaudited) $	February 28, 2025 $
Assets
Current Assets
Cash	1,950,876	2,769,686
Accounts receivable, net of allowances	3,886,756	2,612,440
Inventory	928,070	988,341
Other current assets	189,789	52,719
Total Current Assets	6,955,491	6,423,186
Notes receivable	—	—
Property, plant and equipment, net of accumulated depreciation	344,653	348,486
Deferred tax asset	71,957	—
Operating right-of-use asset	31,925	37,301
Total Assets	$7,404,026	$6,808,973
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	2,061,162	1,476,987
Operating lease liability, current portion	30,028	28,060
Total Current Liabilities	2,091,190	1,505,047
Long Term Liabilities
Loans payable	938,659	940,277
Deferred tax liabilities	—	80,124
Operating lease liability, net of current portion	5,355	12,696
Total Liabilities	3,035,204	2,538,144
Stockholders’ Equity
Capital stock	11,734	11,734
Capital stock additional paid in capital	3,296,391	3,296,391
Retained Earnings - ending	1,031,899	918,115
Accumulated other comprehensive income	28,798	44,589
Total Equity	4,368,822	4,270,829
Total Liabilities and Stockholders’ Equity	$7,404,026	$6,808,973

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income/ (Loss) for the Medinotec Group of Companies for the Quarters Ended May 31, 2025 and May 31, 2024 (Unaudited)

	Three months ended (Unaudited)
	May 31, 2025 $	May 31, 2024 (*) $
Revenue	2,134,026	1,251,878
Cost of goods sold	(1,208,695)	(651,599)
Gross profit	925,331	600,279
Operating expenses
Selling expenses	(21,773)	(21,008)
Depreciation and amortization expense	(7,506)	(17,916)
General and administrative expense	(569,581)	(277,206)
Research and development expenses	(49,014)	(14,981)
Total operating expenses	(647,874)	(331,111)
Income from operations	277,457	269,168
Non-operating income and expenses
Interest income	819	14,768
Interest expense	(31,925)	(58,022)
Other revenue	16,421	1,177
Provision for impairment of note receivable	—	(12,948)
Total non-operating income and expenses	(14,685)	(55,025)
Income/(loss) before income taxes	262,772	214,143
Income taxes
Current income taxes	(262,846)	(100,156)
Deferred income taxes	113,858	(26,783)
Net income	113,784	87,204
Net income per share, basic and diluted	0.01	0.01
Weighted average shares used in computing net loss per share, basic and diluted	11,733,750	11,733,750
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(15,791)	(4,152)
Total comprehensive income/(loss)	97,993	83,052
Earnings Per Share:
Basic	0.01	0.01

The accompanying notes are an integral part of these Consolidated financial statements.

* Please refer to note 16 regarding reclassifications.

Consolidated Statements of Stockholders’ Equity for the Quarters Ended May 31, 2025 and May 31, 2024 (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 29, 2024	11,733,750	11,734	3,296,391	100,371	(1,241,325)	2,167,171
Net income (loss) for the period	—	—	—	—	87,204	87,204
Other comprehensive income / (loss)	—	—	—	(4,152)	—	(4,152)
Balance, May 31, 2024	11,733,750	11,734	3,296,391	96,219	(1,154,121)	2,250,223

Balance, February 28, 2025	11,733,750	11,734	3,296,391	44,589	918,115	4,270,829
Net income (loss) for the period	—	—	—	—	113,784	113,784
Other comprehensive income / (loss)	—	—	—	(15,791)	—	(15,791)
Balance, May 31, 2025	11,733,750	11,734	3,296,391	28,798	1,031,899	4,368,822

 The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Cash Flows for the Quarters Ended May 31, 2025 and May 31, 2024 (unaudited)

	Three months ended (unaudited)
	May 31, 2025 $	May 31, 2024 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	113,784	87,204
Depreciation	7,506	23,228
Foreign currency transaction gain/(loss), unrealized	(17,298)	(985)
Deferred income taxes and tax credits	(113,858)	52,164
Provision for income taxes	262,846	(110,633)
Impairment provision on notes receivable	—	12,948
Bad debt write-off	24,734	(9,143)
Operating lease liability	(6,857)	(5,940)
(Increase)/Decrease in prepayments	(147,160)	(50,931)
(Increase)/Decrease in receivables	(1,589,455)	308,431
(Increase)/Decrease in inventories	7,496	(76,681)
Increase/(Decrease) in accounts payable and accrued expenses	699,024	29,469
Net cashflow from/(used in) operations	(759,238)	259,131
Tax paid	—	—
Accrued interest	—	(12,948)
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	(759,238)	246,183
CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	—	(6,055)
TOTAL CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES	—	(6,055)
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—
Repayment of debt	(37,900)	(541,541)
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(37,900)	(541,541)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	(21,672)	11,586
Net cash increase (decrease) in cash and cash equivalents	(818,809)	(289,827)
Cash and cash equivalents at beginning of the period	2,769,685	2,808,910
Cash and cash equivalents at end of period	1,950,876	2,519,083

Supplemental disclosures:
Interest income	819	1,196
Interest expense	31,925	—
Income taxes received	—	95,232
Right-of-use assets in exchange for lease liabilities	—	1,861

The accompanying notes are an integral part of these Consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

For the period ended May 31, 2025

1.  Description of Business

Medinotec Inc. is a United States based company primarily invested in DISA Medinotec Proprietary Limited (“DISA Medinotec”), a leading South African manufacturer and distributor of medical devices specializing in tracheal non-occlusive airway dilatation technology.

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

b.        Foreign currency translation

i.      Translation of foreign subsidiary

The accounts of the foreign subsidiaries are translated into U.S. dollars. Assets and liabilities are translated at period-end exchange rates and income and expense accounts are translated at average exchange rates in effect during the financial period. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

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

i.       Allowance for credit losses on notes receivable

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

iii.                 Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the three months ended May 31, 2025 was $15,791 compared to $4,152 for the three months ended May 31, 2024.

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

Total foreign currency transaction gains and losses for the three months ended May 31, 2025 were $15,791 compared to $4,152 for the three months ended May 31, 2024.

n.       Revenue recognition

The Company generates revenues through two distinct revenue sources:

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

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

Revenue from the distribution of products

The distribution products are sold via a network, which consists of a mixture of sub-distributors and, in some instances, a direct sales force. The Company’s clients are billed based on a pricelist that are agreed upon in each customer’s contract, orders are shipped on a per order basis from the Company’s warehouse with Free-on-Board Inco terms. The Company’s sub-distributors order from the Company on the same basis as its customers and have no preferential return rights on their inventory orders, therefore the client assumes the risk of the sale at point of invoice.

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

The Company sells a significant amount to DISA Life Sciences. For the quarter ending May 31, 2025, 84% of the Company's total revenue is derived from this single customer in the distribution environment in South Africa compared to 65% for the quarter ending May 31, 2024.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	May 31, 2025 (Unaudited) $	May 31, 2024 $
Outside of United States of America
Internally Designed/Manufactured Sales	338,862	801,282
Distribution Agreement Sales	1,645,101	314,823
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	150,063	135,773
	2,134,026	1,251,878

o.       Segment Reporting

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

Granular Segment Expense Reporting

To support effective decision-making, the CODM reviews segment-level performance at a more detailed level than presented in the consolidated financial statements. Specifically, the CODM receives and evaluates reports that disaggregate significant expenses such as:

•	Selling Expenses
•	Depreciation
•	General and Administrative Expenses
•	Research and Development Expenses

This level of detail enables the CODM to evaluate cost drivers and profitability more effectively across geographic segments.

The following table sets forth financial information by reportable segment for the periods ending May 31, 2025 and May 31, 2024:

Income/(loss) from operations (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	150,063	135,773	1,983,963	1,116,105	2,134,026	1,251,878
Cost of goods sold	(47,683)	(13,477)	(1,160,827)	(638,122)	(1,208,695)	(651,599)
Gross profit	102,195	122,296	823,136	477,983	925,331	600,279
Selling expenses	(5,355)	(11,939)	(16,418)	(9,069)	(21,773)	(21,008)
Depreciation expense	—	—	(7,506)	(17,916)	(7,506)	(17,916)
General and administrative expenses	(385,842)	(132,397)	(183,739)	(144,809)	(569,581)	(277,206)
Research and development expenses	—	—	(49,014)	(14,981)	(49,014)	(14,981)
Income/(loss) from operations	(289,002)	(22,040)	566,459	291,208	277,457	269,168
Other income/(expenditure)					(163,673)	(181,964)
Net income/(loss)					113,784	87,204

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

The following table sets forth financial information by reportable segment for the periods ending May 31, 2025 and February 28, 2025:

Total Assets (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	May 31 2025	Feb 28 2025	May 31 2025	Feb 28 2025	May 31 2025	Feb 28 2025
Total assets	2,151,462	2,181,184	5,252,564	4,627,789	7,404,026	6,808,973

The major component of total assets is "Cash" of $1,950,876 as of May 31, 2025 and $2,769,686 as of February 28, 2025. A significant portion of this is maintained Inside the United States in USD of $1,808,894 as of May 31, 2025 and $2,019,628 as of February 28, 2025.

p.       Cost of goods sold

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

s.       Interest expense

Interest expense relates mostly to an unsecured loan from Minoan Medical, which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 11.00% at May 31, 2025. The terms of this loan are deemed to be market related.

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

At May 31, 2025 and February 28, 2025, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.       Property, plant and equipment

Property, plant and equipment consist of the following:

	May 31, 2025 (Unaudited) $	Feb 28, 2025 $
Computer software	1,133	1,133
Office equipment	—	—
Motor vehicles	11,889	11,889
Small assets	—	—
Plant and machinery	1,144,371	1,144,371
Furniture and fittings	99,098	99,098
Computer equipment	146,437	146,437
Laboratory equipment	239,834	239,834
Total cost	1,642,762	1,642,762
Foreign currency adjustment	104,407	38,373
Total accumulated depreciation	(1,402,516)	(1,332,649)
Total	344,653	348,486

Depreciation of property, plant and equipment totaled approximately $17,228 for the period ending May 31, 2025 compared to $23,228 for the period ending May 31, 2024.

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

Depreciation of $16,448 was allocated to Cost of Goods Sold for the period ending May 31, 2025, compared to $5,312 for the period ending May 31, 2024.

5.      Accounts receivable, net of allowances

a. Accounts receivable by period

Accounts receivable consist of the following:

	May 31, 2025 (unaudited) $	Feb 28, 2025 $
Trade accounts receivable	4,011,037	2,682,361
Allowance for expected credit losses	(124,281)	(69,921)
Total	3,886,756	2,612,440

6.      Inventories

a.       Accounts by period

Inventory consists of the following:

	May 31, 2025 (unaudited) $	Feb 28, 2025 $
Raw materials	283,889	261,899
Work in progress	—	306
Finished goods	655,086	731,788
Less provisions for obsolescence	(10,906)	(10,494)
Goods in transit	—	4,842
Total	928,070	988,341

7.      Other current assets

a.        Other current assets by period

Other current assets consist of the following:

	May 31, 2025 (unaudited) $	Feb 28, 2025 $
Prepayments	186,978	48,405
Deposits paid	2,786	2,681
Other receivables	25	1,633
Total	189,789	52,719

8.      Note Receivable

	March 31, 2025 (unaudited) $	February 28, 2025 $
Note receivable	638,041	638,041
Allowance for impairment	(638,041)	(638,401)
Total	—	—

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

As the loan incurs interest and has fixed repayment terms, the Company views this as an investment activity rather than a regular operational endeavor. Nonetheless, Innovative Outcomes remains liable for repayment. Although interest accrues until maturity per the contractual provisions, no interest income is recognized while the note remains impaired. Should payments be received, the provision will be reversed in alignment with the corresponding cash flow.

9.      Loans Payable

a.       Loans from related parties

	May 31 2025 (unaudited) $	Feb 28 2025 $
Minoan Medical Proprietary Limited
Opening balance	940,001	1,769,688
Interest	23,653	141,748
Received/Issued	116,935	1,664,939
Repayments	(178,488)	(2,701,966)
Foreign exchange difference	36,280	65,592
Closing balance	938,381	940,001

Minoan Capital Proprietary Limited
Opening balance	276	269
Foreign exchange difference	2	7
Closing balance	278	276

Total debt	938,659	940,277

Minoan Medical Proprietary Limited:

Loans payable consists of a $938,381 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability. The Company has a period of 3 years after the IPO date of March 31, 2023 or a date at which the Company starts trading on a national exchange (as defined in Section 3(a)(1) of the Securities Exchange Act of 1934, as amended) to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 10.75% on May 31, 2025, however for most of the quarter the prevailing lending rate was 11.00%, with the change only taking effect on May 30, 2025. The terms of this loan are deemed to be market related.

The Minoan Medical loan decreased by $1,620 during the quarter ending May 31, 2025.

The interest charged for the quarter was $23,653 and a 1% movement in the interest rates constitutes a value of $2,170.

The Company has the option to make early settlement in cash or any form of equivalent.

Considering the absence of current major merger and acquisition (M&A) activity, management has decided to prioritize the repayment of loan accounts using spare cash flows generated by the business. This strategic decision aims to strengthen the Company’s financial position and enhance financial stability. By reducing outstanding debt, the Company seeks to improve its leverage and overall financial position, positioning itself for future growth opportunities.

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

10.       Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	May 31, 2025 (unaudited) $	Feb 28, 2025 $
Trade accounts payable	1,169,343	1,198,953
Accrued payroll, payroll taxes and leave pay	12,050	9,656
Royalties payable	24,361	16,462
Tax Liability	855,409	195,037
Other payables	—	56,879
Total	2,061,162	1,476,987

One major European Cardiac supplier constitutes 68% (74% on February 28, 2025) of the total trade accounts payable.

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

Lease payments in respect of the operating lease liability for the period ended May 31, 2025 was $8,014 compared to $12,678 for the period ended May 31, 2024.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of May 31, 2025 was as follows:

Amounts

Remainder of 2026	24,452
2027	13,584
Total undiscounted lease payments:	38,036
Less: Imputed Interest	(2,653)
Total operating lease liabilities	35,383

Operating lease liabilities, current portion	30,028
Operating lease liabilities, net of current portion	5,355

The carrying amount of the operating right-of-use asset as of May 31, 2025 was as follows:

Amounts

Opening balance at March 1, 2025	37,301
Depreciation for the 3 month period	(6,726)
Foreign exchange adjustments	1,350
Closing balance at May 31, 2025	31,925

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

12.      Stockholders’ equity

a.       Authorized and issued stock by period

Authorized:

As of May 31, 2025 the Company had 188,266,250 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of May 31, 2025, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

This has remained unchanged from the previous financial year ending February 28, 2025.

Issued and outstanding shares:

	May 31 2025	Feb 28 2025
Common shares	11,733,750	11,733,750
Stock issued	—	—
Total	11,733,750	11,733,750

Share capital:

	May 31 2025 $	Feb 28 2025 $
Common shares	11,734	11,734
Stock issued	—	—
Total	11,734	11,734

13.      Income taxes

 For the three months ended May 31, 2025 and 2024, our provision for income taxes was an expense of $148,988 and $126,939, respectively. The effective tax rate for the three months ended May 31, 2025 and 2024 was 57% and 59%, respectively. The effective tax rate for the three months ended May 31, 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to permanent differences which includes GILTI, and foreign rate differentials. The effective tax rate for the three months ended May 31, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign rate differentials.

 The effective tax rate is impacted by several factors, including:

1.	National, Federal and State Tax Rates: The statutory federal income tax rate is 21% for the United States and 27% for South Africa, compared to the effective tax rates disclosed above.
2.	Permanent Differences: Certain items that are recognized in financial statements but are not taxable or deductible in the current period, such as relevant permanent differences specifically not allowed or which is capital in nature relating to the specific segments tax laws, impact our effective tax rate.
3.	Temporary Differences: Timing differences between the recognition of income and expenses for tax purposes versus financial reporting purposes also contribute to the effective tax rate. Examples include depreciation methods, deferred tax assets/liabilities.
4.	Tax Credits: Tax credits which may reduce our overall tax liability for the period.
5.	Changes in Tax Legislation: Any recent changes in tax laws that may have affected our calculations, including will be considered.
6.	Valuation Allowances: We evaluated the need for a valuation allowance on deferred tax assets based on our assessment of future taxable income.

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

14.      Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amounts for the quarter ending May 31, 2025
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $938,659
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable- $278 Lease liability - $35,383

Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a. Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital. Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. We are currently also renting storage and office space in the US on a 12-month lease agreement. The lease agreement with Minoan Capital accounted for as a lease liability, while the US storage and office space is recognized directly as an expense.

Rental expense for operating leases for the three months ended May 31, 2025 was $9,664 compared to $7,793 for the three months ended May 31, 2024.

Set forth below is a table showing the Consolidated entities' rent paid for the three months ended May 31, 2025 for our commercial buildings in South Africa and the Melville, New York storage and office space:

	May 31, 2025 (unaudited) $	May 31, 2024 $
Rent	9,664	7,793

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b. Loan

As of May 31, 2025 the Company has an unsecured loan payable of $938,659 from Minoan Medical, the prior parent entity of DISA Medinotec Proprietary Limited, which is incorporated in South Africa. This loan was originally obtained to finance working capital and capital expenditure (capex) expansions of DISA Medinotec during its developmental and startup phases.

The consolidated entities, particularly Medinotec Inc., have the option to settle this loan earlier in cash or in any equivalent form. The terms of the loan stipulate that it is to be repaid within three years following the initial public offering (IPO) or upon the commencement of trading on a recognized national exchange for example NASDAQ, whichever occurs first. During this three-year period, the loan will accrue interest at the prevailing prime lending rate, which was 10.75% as of May 31, 2025.

The terms of this loan are deemed to be market-related, reflecting conditions that are customary for similar arrangements.

15.      Subsequent Events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to May 31, 2025 through the date these financial statements were issued. Subsequent to May 31, 2025, the Company issued a total of 21,798 shares of its common stock, with 10,899 shares issued to each of two service providers in payment for professional services rendered. The shares are restricted pursuant to restricted stock agreements and are subject to SEC Rule 144 transfer limitations (or such other transfer restrictions as set forth in the agreements). No cash consideration was exchanged, and the issuance of these shares had no impact on the Company’s cash position. The fair value of the shares issued will be recognized as a professional services expense in the Company’s statement of operations.

16 ..      Reclassification of Financial Statement Items

During the preparation of the financial statements for the second quarter of the prior fiscal year, management identified certain items that were reclassified to enhance the clarity and transparency of the presentation and better alignment to the practical application of the contractual terms. These reclassifications have no impact on the Company’s net profit or loss for the period, nor do they affect cash flows, or reserves as the total amounts remain unchanged.

The adjustments resulted in:

May 31, 2024 $

Original item: Cost of sales	(747,421)
Reclassified to: Sales	747,421

Original item: General and administrative expenses	(327,950)
Reclassified to: Sales	327,950

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

Market and Securities Risks: Our shares trade on the OTCQX market and are considered penny stocks, which may limit liquidity. Future equity issuances could dilute existing shareholders, and share prices may fluctuate significantly due to external factors

Newly Imposed U.S. Tariff on South African Imports May Materially Impact Our U.S. Revenue and Profit Margins

On July 7, 2025, the President of the United States announced a 30% tariff on all goods imported from South Africa into the United States, effective August 1, 2025. This tariff was introduced unilaterally and is reportedly based on concerns over a perceived trade imbalance between the two nations. While the South African government has contested the rationale behind this action and initiated negotiations, there is currently no indication that the tariff will be lifted or reduced in the near term.

As a company that exports goods from South Africa into the United States, this tariff introduces a material cost burden to our U.S.-bound shipments. Unless mitigated through restructured pricing, supply chain adjustments, or diplomatic resolution, the tariff is likely to have an adverse effect on our gross margins, U.S. revenue, and overall profitability. In addition, the tariff may reduce our competitiveness in the U.S. market and lead to delayed or reduced purchase orders from our distributors and customers.

We are actively assessing the potential impact of the tariff on our operations and financial results and evaluating appropriate contingency strategies, including sourcing alternatives, pricing adjustments, and geographic diversification of revenue. However, there can be no assurance that these measures will be successful or that the tariff will not materially and adversely affect our financial condition and results of operations.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended February 28, 2025, and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

This Purchase was concluded between Minoan and a local newly established investment vehicle of Medinotec Inc. called Medinotec Capital Proprietary Limited in South Africa after Medinotec Inc. registered the company as a shelf company by injecting $10,000 into it on December 18, 2021. Medinotec Capital Proprietary Limited served as the acquisition vehicle for Medinotec Inc on the continent of Africa.

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

The Trachealator

The Trachealator has changed the way that tracheal, and, to a degree, bronchial stenosis is managed in extremely ill patients. While there are multiple causes of tracheal stenosis, it is estimated that thousands of cases are reported every year. Multiple, safe, serial dilatations of the trachea are often curative and the Trachealator is currently in our management’s opinion the only device that is non-occlusive and which allows the procedure to be done with the patient fully awake and un-sedated.

The Trachealator received the CE Mark of approval by a European notifying body (DEKRA) in 2019. CE Marking is a qualification mandatory for any product to be sold in countries of the European Union but widely accepted by other countries in the Middle East, South American and Asian regions. The Trachealator is currently sold successfully in a large number of those countries.

In May of 2021 in recognition of the advancement in technology in the device, the Trachealator was awarded a Gold Medal in the Medical Design Excellence Awards

The USA recognizes only an FDA approval to accept products in its market. This approval was obtained for the Trachealator in November 2021 through a 510(k) substantially equivalence process for Class II medical devices and sales has since commenced in the USA.

The medical device approval process differs for specific countries and territories in the world, and each may have additional requirements over and above CE mark and FDA. For example, Australia, Japan and China have their own quality accreditation systems (TGF, JIS & CFDA respectively) and do not accept CE marking and/or an FDA certificate. Applications for such accreditations will be considered to be made upon achieving a critical mass of sales in the USA & Europe.

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

Cape Cross Non-Compliant (“NC”) Catheter

On the back of the Cape Cross, the Cape Cross NC Catheter was developed for post dilatation purposes. The product has become a mainstay of our cardiology range. It is CE Marked and widely used in South Africa. After a stent is placed in an artery, it is followed up by moving a NC catheter to the site where the stent was placed. The NC catheter balloon part is then inflated inside the stent. This is done to “seat” the stent inside the artery wall. In other words, if the stent was not optimally placed, the NC Catheter can be used to make the stent fit “snugly” against the artery wall to avoid dislodgement and movement of the stent after placement.

Aortic Valve Dilatation Balloon Catheter (OutFlo)

The Aortic Perfusion and Dilatation Catheter is a non-occlusive perfusion balloon to allow the expansion of the aortic valve without impeding the cardiac output.

This catheter could be used to post dilate the artificial valve in TAVI (Transcatheter Aortic Valve Implantation) without the need for pacing.

A clinical study was conducted in 2022, as part of the development of the Technical File documentation, which is currently undergoing examination by our Notified Body (DEKRA).

Submission for FDA certification via the 510(k) substantially equivalence process was made on May 31, 2024. FDA clearance was obtained on March 11, 2025.

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

Product Development Pipeline

The following distinct and finite developmental phases / stages are applicable to all our product pipeline, namely:

1)	R&D

2)	Pre-production prototyping

3)	Testing

4)	Production

5)	Clinical trials

6)	MDR/CE Mark accreditation

7)	Local marketing & selling

8)	International sales outside the US

9)	FDA 510 (k) approval

10)	Sales to the United States.

The products described have reached the following stages:

Trachealator:	The company is pleased to report that sales are increasing to both private and academic hospitals throughout the United States of America. FDA listing and CE registration was obtained.

Cape Cross PTCA Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Cape Cross NC Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Aortic Valve Dilatation Balloon Catheter (OutFlo):	FDA clearance was obtained during this quarter, on March 11, 2025.

Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials MDR/CE Mark accreditation application was submitted in July 2023.

StaXstop Catheter:	Developmental / Pipeline: An epistaxis catheter - R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials – FDA 510(k) exempted (Class I product)
Septus Balloon:	Developmental / Pipeline: A nasal fracture balloon – R&D Testing, Pre-Production Prototyping, Testing, Clinical Trials.
Vaultseal Balloon:	Developmental / Pipeline: A gynae vaginal vault sealing balloon: R&D Testing, Pre-Production Prototyping, Testing, Clinical Trials.

Results of Operations for the Three Months ended May 31, 2025 and May 31, 2024

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the period ended May 31, 2025 was $2,134,026 compared to $1,251,878 in revenue for the period ended May 31, 2024, an increase of $882,148, or approximately 70.5%.

Operating Segments

The Group operates through two primary segments: Sales Outside the United States and Domestic Sales. These segments represent the core of our business, with the former covering both in-house developed products and complementary products distributed on behalf of third parties, and the latter focusing on our proprietary Trachealator product within the United States. We also plan to launch our Aortic Valve Dilatation Balloon in the Domestic Sales segment during the fourth quarter of the current fiscal year and the first quarter of the next fiscal year, further expanding our U.S. product offering.

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

Among Medinotec’s most valuable assets are its long-term customer relationships, as well as its robust distribution and marketing network. These factors have played a key role in the success of the Group’s operations, particularly in South Africa, where our distribution partnership is supported by a team of over 100 sales representatives. This dedicated sales force covers approximately 60% of hospital operating room floors in South Africa on a weekly basis, ensuring that our products are consistently visible and accessible to key medical professionals. This successful distribution model has been pivotal in driving adoption and product penetration.

The Group now plans to replicate this proven model in the U.S. market, leveraging the FDA clearance of the Trachealator and the strength of our established sales force. This expansion into the U.S. is an important step in our strategy to build a broader, more diversified revenue base and to tap into the significant growth opportunities within the North American healthcare market.

On March 11, 2025, the Group received FDA 510(k) clearance for its Aortic Dilatation Balloon Catheter. This marks the Group’s second FDA-cleared product in the North American market. The clearance and upcoming commercial launch of this product are expected to further expand Medinotec’s portfolio and strengthen its position in the competitive cardiovascular market in North America, which remains a key strategic growth area.

Outside the U.S. Segment

Revenues from the Group’s Outside the U.S. segment, which includes both our proprietary and distributed products, showed substantial growth for the three months ended May 31, 2025. Revenues increased by 77%, reaching $1,983,963 for the three-month period, compared to $1,116,105 for the same period in the prior year. This growth was primarily driven by the addition of new distribution revenue streams in South Africa and increased sales efforts for our in-house developed products.

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

Inside the U.S. (Domestic) Segment

Revenues from the Group’s U.S. segment, which includes sales of our in-house developed products, increased by 11% for the three months ended May 31, 2025, totaling $150,063 for the three-month period. This compares to $135,773 for the same period in the prior year. The revenue growth was primarily driven by intensified sales and marketing efforts aimed at increasing the visibility and adoption of our proprietary products.

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

Cost of Goods

The following tables compare cost of goods sold as dollar amounts and as a percent of net sales for the three months ended May 31, 2025 and 2024:

	Three Months Ended (unaudited)
	May 31, 2025		May 31, 2024
Total cost of goods sold	$1,208	,695	$651,599

	Three Months Ended (unaudited)
	May 31, 2025	May 31, 2024
Total cost of goods sold %	57%	52%

The composition of the cost of sales figures as a percentage to the segments is as follows:

	Three Months Ended (unaudited)
	May 31, 2025	May 31, 2024
Outside United States of America %	96%	98%
Inside the United states of America %	4%	2%

For the three months ended May 31, 2025, Cost of Goods Sold increased to $1,208,695 from $651,599 in the prior-year period, driven by the factors described below. As a result, gross margin contracted to 43% of sales, versus 48% in the three months ended May 31, 2024.

The decline in gross margin principally reflects a shift in our sales mix toward a greater proportion of lower-margin distribution products relative to our in-house developed offerings—most notably in the South African market. Distribution product volumes typically carry thinner margins than our proprietary products, which has weighed on overall profitability.

During the quarter, the South African rand (“ZAR”) strengthened against the U.S. dollar. Because a substantial portion of our cost of goods sold is denominated in ZAR, this currency appreciation increased the U.S.-dollar equivalent of those local costs, further compressing our gross margin.

Operating Expenses

For the three months ended May 31, 2025, operating expenses were $647,874, an increase from $331,111 for the same period in the prior year. The increase for the three-month period was primarily driven by investments in growth initiatives, including sales and marketing activities, as well as higher compliance-related costs.

One of the major components that affects the operating expenses is the cost of compliance for the business which is included in the General and Administrative line item. Certain costs are once off in nature and others will be recurring.

	Three months ended (Unaudited)

	May 31, 2025	May 31, 2024	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	7,506	17,916	(10,410)	(58%)
General and administrative expenses	569,581	277,206	292,375	106%
Research and development expenses	49,014	14,981	34,033	227%
Sales and marketing expenses	21,773	21,008	765	4%
Total operating expenses	647,874	331,111	316,763	96%

Depreciation and amortization expense decreased by $10,410 for the quarter. This decrease is primarily attributable to the allocation of depreciation to products manufactured during the period. These assets, which include both equipment and intangible assets, have contributed to the rise in depreciation costs as they are progressively utilized in the production process. Total depreciation for the quarter, including amounts allocated to manufactured products, was $23,954, and $23,228 for the three-month period ending May 31, 2025 and May 31, 2024, respectively. Of the $23,954 depreciation for the first quarter of fiscal 2026, $7,506 is included under operating expenses, and $16,448 has been allocated to cost of goods sold. This allocation reflects the capital investment in our manufacturing operations and is consistent with the company’s efforts to scale production and improve operational efficiency.

General and administrative expenses as a total increased by $292,375 for the three months ended May 31, 2025 compared to the same period in the prior year.

The most material causes of these movements are the following:

•	There was a reclassification of amounts previously included in general and administrative expenses to revenue in the first quarter of fiscal 2024 amounting to $327,950 in the segment outside the United States. Excluding the $327,950 reclassification adjustment made in the prior year, G&A expenses would have decreased by $35,575 year-over-year.

General and administrative expenses per segment is allocated as follows:

	Three Months Ended May 31 (unaudited)

	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
General and administrative expenses	385,842	132,397	183,739	144,809	569,581	277,206

The company’s strategy of leveraging less expensive, high-quality talent abroad is yielding positive results. This approach not only enhances our cost efficiency but also reinforces our commitment to maintaining a skilled workforce that is essential for driving our operations.

The remaining portion of general and administrative expenses is primarily compliance obligations, which are critical for a medical device company operating in a highly regulated market. These costs encompass regulatory filings, quality assurance initiatives, and other compliance measures necessary to meet industry standards. As a publicly traded entity, we also incur specific expenses related to our quotation on the OTCQX markets. These expenses cover regulatory compliance, investor relations, and reporting requirements that are vital for maintaining transparency and accountability as a public enterprise. It is important to note that these public-related expenses are specific to our operations within the United States.

Collectively, these factors highlight the significance of stringent compliance and operational readiness within our cost structure, ensuring that we meet both regulatory requirements and the expectations of our stakeholders.

Research and development (R&D) expenses increased by $34,033 for the quarter ending May 31, 2025. This increase reflects our ongoing commitment to enhancing product performance and operational efficiencies. We adopt an R&D-light approach, focusing on commercially viable projects that prioritize higher returns on investment. This strategy ensures that our resources are allocated to projects with a higher likelihood of success, minimizing the risks associated with long-term, high-cost initiatives. Our R&D efforts are primarily directed towards process improvements and manufacturing efficiencies rather than more speculative, high-risk developments. By paying R&D royalties and selecting projects that are closer to commercialization, we optimize our R&D expenditures and ensure a more predictable path to market.

Sales and marketing expenses for the three months ended May 31, 2025, were $765 higher than in the prior-year period. This nominal uptick—amounting to less than 1% of total operating expenses—is immaterial and reflects a modest increase in distributor support rather than any meaningful change in our overall go-to-market cost structure.

While we’ve shifted towards a distributor model in many regions, we continue to deliver products directly to customers in order to preserve our strong relationships and ensure that we maintain direct contact with clients, particularly in the U.S. market. This direct engagement remains a priority as it strengthens customer loyalty and provides valuable insights for future product development.

The minor increase in sales and marketing expenses can also be attributed to the timing of conferences and marketing events, which can vary from year to year and create discrepancies when comparing expenses across periods.

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

 Net Income / (Loss)

Net income for the quarter ending May 31, 2025, was $113,784 a significant improvement from net income of $87,204 for the same quarter ending May 31, 2024.

This positive change is primarily attributable to increased sales, as previously discussed.

Included in net income is the contribution to income or loss from operations by segment for the quarter ending May 31, 2025. This metric is viewed as the most accurate and operationally driven indicator to illustrate the impact of each segment on net income. By focusing on the contribution from operations, we can more clearly assess how each segment performs independently, allowing for a better understanding of their respective efficiencies and profitability. This approach provides valuable insights into the operational health of the business and supports informed decision-making for future strategic initiatives.

Segment Contribution to Income/(loss) from operations

	Three Months Ended May 31 (unaudited)

	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
Income/(loss) from operations	(289,002)	(22,040)	566,459	291,208	277,457	269,168

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

Liquidity and Capital Resources

As of May 31, 2025, the Company reported current assets of $6,955,491 and total assets of $7,404,026. Current liabilities at the same date were $2,091,190, resulting in working capital of $4,864,301. This compares with February 28, 2025 when current assets were $6,423,186 and total assets were $6,808,973 with current liabilities of $1,505,047 and working capital of $4,918,139. The growth in total assets reflects improved liquidity primarily driven by revenue growth, from enhanced sales and marketing efforts in both domestic and international markets. The increase in working capital was mainly due to the buildup of current assets, despite weaker operating cash flows, and reflects timing differences in collections and inventory cycles. This occurred alongside continued repayments on the related party loan in a high interest environment.

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

In terms of capital allocation for research and development (R&D), we adopt an R&D-light approach. This strategy focuses on commercially viable projects, prioritizing investments that promise higher returns. Our R&D efforts are primarily centered on process improvement and manufacturing efficiencies rather than high-risk initiatives. By opting to pay R&D royalties and focus on select projects that are closer to commercialization, we ensure a higher likelihood of success. This approach also minimizes resource allocation to less promising ventures.

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

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Three Months Ended May 31, 2025 (unaudited) ($)	Three Months Ended May 31, 2024 (unaudited) ($)
Net cash provided by (used in):
Operating Activities	(759,238)	246,183
Investing Activities	—	(6,055)
Financing Activities	(37,900)	(541,541)

Cash flows from Operating Activities

For the three months ended May 31, 2025, our net cash used in operating activities was $759,238, compared with net cash provided by operating activities of $246,183 in the prior-year period. The $1.0 million swing to a cash outflow was driven primarily by a $1,570,229 build-up in trade receivables—chiefly from DISA Life Sciences. Of the total trade receivables balance, approximately 44% of the balance is past-due. Management has engaged with DISA Life Sciences to accelerate collections and expects a significant improvement in the outstanding balance during the next quarter. Additionally, our cash flows used in operating activities also includes a $158,638 increase in prepaid expenses, reflecting our annual insurance premium and various compliance-related payments made during the period. These working-capital movements more than offset operating earnings for the quarter, resulting in a net cash outflow.

Profitability Improvement

During this period, we reported an increase in profitability with a net profit after tax of $113,784, compared to a profit of $87,204 in the same period last year. This shift was largely driven by robust sales growth in our Outside the USA segment, specifically within our newly acquired cardiology and dialysis distribution business, which commenced operations in the third quarter of 2023 in South Arica. The expansion in this segment has been instrumental in driving our revenue upward and enhancing our overall profitability.

Working Capital Movements

In addition to the improvement in profitability, the remaining increase in cash generated from operations was influenced by favorable movements in working capital. We effectively managed our trade receivables, inventory, and accounts payable to support the revenue growth in the cardiology distribution business.

•	Trade Receivables: Trade receivables increased by $1,589,455 for the three months ended May 31, 2025 compared to an increase of $308,431 for the same period in the previous year, directly resulting from increased revenues.
•	Inventory Management: We optimized our inventory levels to align with increased demand, ensuring that we maintain sufficient stock without overcommitting resources. Inventories decreased by $7,496 for the three months ended May 31, 2025 compared to an increase of $76,681 for the same period in the previous year.
•	Accounts Payable: Accounts payable and accrued expenses increased by $699,024 for the three months ended May 31, 2025, compared with an increase of $29,469 in the prior-year period. The majority of this increase relates to the recognition of current tax expense—driven by our improved profitability—recorded in accrued expenses for the quarter. The remainder reflects our continued, strategic use of extended payment terms to preserve liquidity and support ongoing growth initiatives, while still meeting vendor obligations within agreed-upon timeframes.

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

Cash flows from Investing Activities

For the three months ended May 31, 2025, we reported no cash flows from investing activities, compared to $6,055 in the prior period. The cash flows used in investing activities in the prior period relate to the purchase of property, plant and equipment, of which none occurred in the first quarter of fiscal 2026.

Cash flow from Financing Activities

For the three months ended May 31, 2025, we reported a use of cash flows from financing activities of $37,900, compared with cash used of $541,541 in the prior period ending May 31, 2024. This change was primarily driven by the repayment of a portion of the related party loan during the current period, compared with the previous period, which included proceeds from long-term debt that contributed to higher cash inflows from the same loan facility. Of the $37,600 repaid, approximately 62% related to the repayment of interest.

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

Off Balance Sheet Arrangements

As of May 31, 2025, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies as described in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended February 28, 2025; however, we consider our critical accounting policies to be those related to revenue from the revenue of self-manufactured products, revenue from the distribution of products, allowance for note receivable impairment, and inventories valuation, costing and obsolescence.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended May 31, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period ended May 31, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the period ended May 31,2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended February 28, 2025, filed with the SEC on May 29, 2025. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Newly Imposed U.S. Tariff on South African Imports May Materially Impact Our U.S. Revenue and Profit Margins

On July 7, 2025, the President of the United States announced a 30% tariff on all goods imported from South Africa into the United States, effective August 1, 2025. This tariff was introduced unilaterally and is reportedly based on concerns over a perceived trade imbalance between the two nations. While the South African government has contested the rationale behind this action and initiated negotiations, there is currently no indication that the tariff will be lifted or reduced in the near term.

As a company that exports goods from South Africa into the United States, this tariff introduces a material cost burden to our U.S.-bound shipments. Unless mitigated through restructured pricing, supply chain adjustments, or diplomatic resolution, the tariff is likely to have an adverse effect on our gross margins, U.S. revenue, and overall profitability. In addition, the tariff may reduce our competitiveness in the U.S. market and lead to delayed or reduced purchase orders from our distributors and customers.

We are actively assessing the potential impact of the tariff on our operations and financial results and evaluating appropriate contingency strategies, including sourcing alternatives, pricing adjustments, and geographic diversification of revenue. However, there can be no assurance that these measures will be successful or that the tariff will not materially and adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to May 31, 2025, the Company issued a total of 21,798 shares of its common stock, with 10,899 shares issued to each of two service providers in payment for professional services rendered.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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
Date: July 16, 2025
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: July 16, 2025
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

