Form 10-Q
period 2025-08-31
Medinotec Inc.
filed 2025-10-08
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,755,548 common shares as of October 8, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Consolidated Balance Sheets as of August 31, 2025 and February 28, 2025;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended August 31, 2025 and August 31, 2024;
F-3	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three and six months ended August 31, 2025 and August 31, 2024;
F-4	Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2025 and August 31, 2024; and
F-5	Notes to the Unaudited Consolidated Financial Statements.

3

Medinotec Incorporated

Consolidated Financial Statements

Consolidated Balance Sheets for the Medinotec Group of Companies as of August 31, 2025 and February 28, 2025

	August 31, 2025 (Unaudited) $	February 28, 2025 $
Assets
Current Assets
Cash	2,248,095	2,769,686
Accounts receivable, net of allowances	2,575,271	2,612,440
Inventory	994,074	988,341
Other current assets	161,238	52,719
Total Current Assets	5,978,678	6,423,186
Notes receivable	—	—
Property, plant and equipment, net of accumulated depreciation	333,296	348,486
Deferred tax asset	34,366	—
Operating right-of-use asset	25,542	37,301
Total Assets	$6,371,882	$6,808,973
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,505,373	1,476,987
Operating lease liability, current portion	28,716	28,060
Total Current Liabilities	1,534,089	1,505,047
Long Term Liabilities
Loans payable	443	940,277
Deferred tax liabilities	—	80,124
Operating lease liability, net of current portion	—	12,696
Total Liabilities	1,534,532	2,538,144
Stockholders’ Equity
Capital stock	11,756	11,734
Capital stock additional paid in capital	3,405,359	3,296,391
Retained Earnings	1,378,465	918,115
Accumulated other comprehensive income	41,770	44,589
Total Equity	4,837,350	4,270,829
Total Liabilities and Stockholders’ Equity	$6,371,882	$6,808,973

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Medinotec Group of Companies for the Three and Six Months Ended August 31, 2025 and August 31, 2024 (Unaudited)

	Three months ended		Six months ended

	August 31, 2025 (Unaudited) $	August 31, 2024 $	August 31, 2025 (Unaudited) $	August 31, 2024 $

Revenue	3,236,305	1,804,020	5,370,331	3,055,897
Cost of goods sold	(1,234,132)	(970,608)	(2,442,827)	(1,622,207)
Gross profit	2,002,173	833,412	2,927,504	1,433,690
Operating expenses
Depreciation and amortization expense	(7,497)	(19,522)	(15,003)	(37,438)
General and administrative expenses	(725,472)	(353,808)	(1,295,053)	(631,014)
Research and development expenses	(66,235)	(1,892)	(115,249)	(16,872)
Sales and marketing expenses	(674,404)	(22,443)	(696,177)	(43,451)
Total operating expenses	(1,473,608)	(397,665)	(2,121,482)	(728,775)
Income (loss) from operations	528,565	435,747	806,022	704,915
Non operating income and expenses
Interest income	36,259	15,420	37,078	30,188
Other revenue/(expense)	12,272	14,154	28,693	15,332
Interest expense	(40,274)	(47,085)	(72,199)	(105,107)
Provision for impairment of note receivable	—	(13,207)	—	(26,155)
Total non-operating income and expenses	8,257	(30,718)	(6,428)	(85,742)
Income/(loss) before income taxes	536,822	405,029	799,594	619,173
Income taxes
Current income taxes	(193,942)	110,681	(456,788)	210,837
Deferred income taxes	3,686	9,599	117,544	36,383
Net income/(loss)	346,566	284,749	460,350	371,953
Other comprehensive income (loss) from operations	12,972	(5,247)	(2,819)	(9,399)
Total comprehensive income (loss)	359,538	279,502	457,531	362,554
Earnings Per Share:
Basic	$0.03	$0.02	$0.04	$0.03
Diluted	$0.03	$0.02	$0.04	$0.03

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended August 31, 2025 and August 31, 2024 (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 29, 2024	11,733,750	11,734	3,296,391	100,371	(1,241,325)	2,167,171
Net income (loss) for the period	—	—	—	—	371,953	371,953
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(9,399)	—	(9,399)
Balance, August 31, 2024	11,733,750	11,734	3,296,391	90,972	(869,372)	2,529,725

Balance, May 31, 2024	11,733,750	11,734	3,296,391	96,219	(1,154,121)	2,250,223
Net income (loss) for the period	—	—	—	—	284,749	284,749
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(5,247)	—	(5,247)
Balance, August 31, 2024	11,733,750	11,734	3,296,391	90,972	(869,372)	2,529,725

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings $	Total $
Balance, February 28, 2025	11,733,750	11,734	3,296,391	44,589	918,115	4,270,829
Net income (loss) for the period	—	—	—	—	460,350	460,350
Issuance of common stock	21,798	22	108,968	—	—	108,990
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(2,819)	—	(2,819)
Balance, August 31, 2025	11,755,548	11,756	3,405,359	41,770	1,378,465	4,837,350

Balance, May 31, 2025	11,733,750	11,734	3,296,391	28,798	1,031,899	4,368,822
Net income (loss) for the period	—	—	—	—	346,566	346,566
Issuance of common stock	21,798	22	108,968	—	—	108,990
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	12,972	—	12,972
Balance, August 31, 2025	11,755,548	11,756	3,405,359	41,770	1,378,465	4,837,350

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2025 and August 31, 2024 (unaudited)

	Six months ended (unaudited)
	August 31, 2025 $	August 31, 2024 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	460,350	371,953
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	15,003	48,537
Foreign currency transaction gain/(loss), unrealized	(15,906)	—
Deferred income taxes and tax credits	(117,544)	32,386
Provision for income taxes	456,788	184,225
Impairment provision on notes receivable	—	26,155
Provision for doubtful receivables	79,758	(20,831)
Common stock issued for services	54,495	—
Stock-based compensation	54,495	—
Operating lease liability	(14,072)	—
(Increase)/Decrease in prepayments	(104,528)	(66,234)
(Increase)/Decrease in receivables	(273,143)	(124,112)
(Increase)/Decrease in inventories	(29,799)	(343,462)
Increase/(Decrease) in accounts payable and accrued liabilities	(101,597)	572,147
Net cashflow from/(used in) operations	464,300	680,764
Accrued interest	—	(26,155)
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	464,300	654,609
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	—	(17,733)
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	—	(17,733)
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—
Repayment of debt	(980,467)	(733,871)
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(980,467)	(733,871)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	(5,424)	46,410
Net decrease in cash and cash equivalents	(521,591)	(50,585)
Cash and cash equivalents at beginning of the period	2,769,686	2,808,910
Cash and cash equivalents at end of period	2,248,095	2,758,325

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—
Income taxes	46,288	127,155
Cash received for:
Interest	37,078	3,330
Income taxes	—	95,232
Supplemental disclosure for non-cash activities
Right-of-use assets in exchange for lease liabilities	—	3,619

The accompanying notes are an integral part of these Consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

For the period ended August 31, 2025

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

iii.                 Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the quarter ended August 31, 2025 was $12,972 compared to ($5,247) for the quarter ended August 31, 2024, and ($2,819) for the six months ending August 31, 2025 compared to ($9,399) for the six months ending August 31, 2024.

iv.                 Interest rate Risk

Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

The interest rate risk relates solely to the related party loan.

m.       Comprehensive income/(loss)

Comprehensive income/(loss) consists of net income/(loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income/(loss). Our other comprehensive income/(loss) represents foreign currency translation adjustment attributable to our operations. Refer to Consolidated Statements of Comprehensive Income/(Loss).

Total foreign currency transaction gains and losses for the quarter ended August 31, 2025 was a $12,972 gain compared to a $5,247 loss for the quarter ended August 31, 2024, and a $2,819 loss for the six months ending August 31, 2025 compared to a $9,399 loss for the six months ending Aug 31, 2024.

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

The Company sells a significant amount to DISA Life Sciences, a non-related medical device distributor in South Africa. For the quarter ending August 31, 2025, 93% of the Company's total revenue was derived from this single customer in the distribution environment in South Africa compared to 89% for the quarter ending August 31, 2024, and 92% for the six months ending August 31, 2025 compared to 89% for the six months ending August 31, 2024.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Three Months Ended		Medinotec Inc Group Consolidated Six Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	312,400	280,310	566,092	423,570
Distribution Agreement Sales	2,792,849	1,360,728	4,523,120	2,333,572
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	131,056	162,982	281,119	298,755
	3,236,305	1,804,020	5,370,331	3,055,897

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

The following table sets forth financial information by reportable segment for the periods ending August 31, 2025 and August 31, 2024:

Income/(loss) from operations (In U.S. Dollars)

For the Three Months Ended August 31, 2025 and August 31, 2024:

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	131,056	162,982	3,105,249	1,641,038	3,236,305	1,804,020
Cost of goods sold	(26,801)	(16,059)	(1,207,331)	(954,549)	(1,234,132)	(970,608)
Gross profit	104,256	146,923	1,897,918	686,489	2,002,173	833,412
Selling expenses	(26,726)	(11,347)	(647,677)	(11,096)	(674,404)	(22,443)
Depreciation expense	—	—	(7,497)	(19,522)	(7,497)	(19,522)
General and administrative expenses	(236,068)	(140,727)	(489,404)	(213,081)	(725,472)	(353,808)
Research and development expenses	(54,495)	—	(11,740)	(1,892)	(66,235)	(1,892)
Income/(loss) from operations	(213,034)	(5,151)	741,599	440,898	528,565	435,747
Other income/(expenditure)					(181,999)	(150,998)
Net income/(loss)					346,566	284,749

For the Six Months Ended August 31, 2025 and August 31, 2024:

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	281,119	298,755	5,089,212	2,757,142	5,370,331	3,055,897
Cost of goods sold	(74,669)	(29,537)	(2,368,158)	(1,592,670)	(2,442,827)	(1,622,207)
Gross profit	206,450	269,218	2,721,054	1,164,472	2,927,504	1,433,690
Selling expenses	(32,081)	(23,286)	(664,095)	(20,165)	(696,177)	(43,451)
Depreciation expense	—	—	(15,003)	(37,438)	(15,003)	(37,438)
General and administrative expenses	(621,910)	(273,123)	(673,143)	(357,891)	(1,295,053)	(631,014)
Research and development expenses	(54,495)	—	(60,754)	(16,872)	(115,249)	(16,872)
Income/(loss) from operations	(502,036)	(27,191)	1,308,058	732,106	806,022	704,915
Other income/(expenditure)					(345,672)	(332,962)
Net income/(loss)					460,350	371,953

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

The following table sets forth financial information by reportable segment for the periods ending August 31, 2025 and February 28, 2025:

Total Assets (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	August 31, 2025	Feb 28, 2025	August 31, 2025	Feb 28, 2025	August 31, 2025	Feb 28, 2025
Total assets	1,884,217	2,181,184	4,487,665	4,627,789	6,371,882	6,808,973

The major component of total assets is "Cash" of $2,248,095 as of August 31, 2025 and $2,769,686 as of February 28, 2025. A significant portion of this is maintained Inside the United States in USD of $1,830,216 as of August 31, 2025 and $2,019,628 as of February 28, 2025.

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

s.       Interest expense

Interest expense relates mostly to an unsecured loan from Minoan Medical, which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 10.50% at August 31, 2025. The terms of this loan are deemed to be market related.

t.       Earnings per share

Basic Earnings Per Share (EPS)

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the reporting period. This calculation provides a straightforward measure of the Company’s earnings attributable to each share.

Diluted Earnings Per Share (EPS)

The diluted earnings (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period, by applying the treasury stock method. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no potentially dilutive securities outstanding during the six months ended August 31, 2025; accordingly, no additional shares have been included in the diluted earnings per share calculation.

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

At August 31, 2025 and February 28, 2025, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.       Property, plant and equipment

Property, plant and equipment consist of the following:

	August 31, 2025 (Unaudited) $	Feb 28, 2025 $
Computer software	1,133	1,133
Office equipment	—	—
Motor vehicles	11,889	11,889
Small assets	—	—
Plant and machinery	1,144,371	1,144,371
Furniture and fittings	99,098	99,098
Computer equipment	146,437	146,437
Laboratory equipment	239,834	239,834
Total cost	1,642,762	1,642,762
Foreign currency adjustment	136,292	38,373
Total accumulated depreciation	(1,445,757)	(1,332,649)
Total	333,296	348,486

Depreciation of property, plant and equipment totaled approximately $7,497 for the quarter ending August 31, 2025 compared to $25,309 for the quarter ending August 31, 2024, and $15,003 for the six months ending August 31, 2025 compared to $48,537 for the six months ending August 31, 2024.

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

Depreciation of $16,851 was allocated to Inventory for the quarter ending August 31, 2025, compared to $5,787 for the quarter ending August 31, 2024, and $33,300 for the six months ending August 31, 2025 compared to $11,099 for the six months ending August 31, 2024.

5.      Accounts receivable, net of allowances

a.       Accounts receivable by period

Accounts receivable consist of the following:

	August 31, 2025 (unaudited) $	Feb 28, 2025 $
Trade accounts receivable	2,725,688	2,682,361
Allowance for expected credit losses	(150,417)	(69,921)
Total	2,575,271	2,612,440

6.      Inventories

a.       Accounts by period

Inventory consists of the following:

	August 31, 2025 (unaudited) $	Feb 28, 2025 $
Raw materials	263,511	261,899
Work in progress	—	306
Finished goods	741,668	731,788
Less provisions for obsolescence	(11,105)	(10,494)
Goods in transit	—	4,842
Total	994,074	988,341

7.      Other current assets

a.        Other current assets by period

Other current assets consist of the following:

	August 31, 2025 (unaudited) $	Feb 28, 2025 $
Prepayments	138,353	48,405
Deposits paid	2,837	2,681
Other receivables	20,048	1,633
Total	161,238	52,719

8.      Note receivable

	August 31, 2025 (unaudited) $	February 28, 2025 $
Note receivable	—	—

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

Given these circumstances, the Company recognized a full impairment against the receivable as of November 30, 2023, along with all accrued interest to date. This decision reflects a commitment to accurate financial reporting and a conservative approach to asset valuation, ensuring that the financial statements present a true and fair view of the Company’s financial position. In September 2024, the full note became due and Innovative Outcomes has defaulted on the note based on non-payment.

9.      Loans Payable

a.       Loans from related parties

	August 31 2025 (unaudited) $	Feb 28 2025 $
Minoan Medical Proprietary Limited
Opening balance	940,001	1,769,688
Interest	58,731	141,748
Received/Issued	620,202	1,664,939
Repayments	(1,661,932)	(2,701,966)
Foreign exchange difference	43,158	65,592
Closing balance	160	940,001

Minoan Capital Proprietary Limited
Opening balance	276	269
Foreign exchange difference	7	7
Closing balance	283	276

Total debt	443	940,277

Minoan Medical Proprietary Limited:

Loans payable consists of a $160 unsecured loan from the prior parent entity of DISA Medinotec in South Africa called Minoan Medical. This loan originated to fund working capital and capex expansions of DISA Medinotec during the developmental and startup phase. After the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability. The Company has a period of 3 years after the IPO date of March 31, 2023 or a date at which the Company starts trading on a national exchange (as defined in Section 3(a)(1) of the Securities Exchange Act of 1934, as amended) to repay the loan. During these 3 years the loan will carry interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 10.50% on August 31, 2025, however for most of the quarter the prevailing lending rate was 10.75%, with the change only taking effect on August 1, 2025. The terms of this loan are deemed to be market related.

The Minoan Medical loan decreased by $939,841 during the 6 month period ending August 31, 2025.

The interest charged for the quarter was $35,078 and a 1% movement in the interest rates constitutes a value of $5,592.

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

10.      Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	August 31, 2025 (unaudited) $	Feb 28, 2025 $
Trade accounts payable	1,329,334	1,198,953
Accrued payroll, payroll taxes and leave pay	31,523	9,656
Royalties payable	38,458	16,462
Tax Liability	101,065	195,037
Other payables	4,993	56,879
Total	1,505,373	1,476,987

One major European Cardiac supplier constitutes 32% (74% on February 28, 2025) of the total trade accounts payable.

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

Lease payments in respect of the operating lease liability for the three months ended August 31, 2025 was $8,210 compared to $8,130 for the period ended August 31, 2024, and $16,224 and $15,923 for the six months ending August 31, 2025 and August 31, 2024 respectively.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of August 31, 2025 was as follows:

Amounts

Remainder of 2026	16,599
2027	13,832
Total undiscounted lease payments:	30,431
Less: Imputed Interest	(1,714)
Total operating lease liabilities	28,716

Operating lease liabilities, current portion	28,716
Operating lease liabilities, net of current portion	—

The carrying amount of the operating right-of-use asset as of August 31, 2025 was as follows:

Amounts

Opening balance at March 1, 2025	37,301
Depreciation for the 6 month period	(13,618)
Foreign exchange adjustments	1,858
Closing balance at August 31, 2025	25,542

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

12.      Stockholders' equity

a.       Authorized and issued stock by period

Authorized:

As of August 31, 2025 the Company had 188,244,452 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of August 31, 2025, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

Shares outstanding as of February 28, 2025, were 11,733,750. During the current period, the Company issued 10,899 shares of common stock to a retained physician in settlement of research services valued at $54,495 and 10,899 shares to an independent non-executive director as compensation valued at $54,495. The share issue resulted in 11,755,548 shares outstanding as of August 31, 2025. The shares are restricted pursuant to restricted stock agreements and are subject to SEC Rule 144 transfer limitations (or such other transfer restrictions as set forth in the agreements). No cash consideration was exchanged, and the issuance of these shares had no impact on the Company’s cash position. The fair value of the shares issued has been recognized under operating expenses in the Company’s statement of operations.

Issued and outstanding shares:

	August 31 2025	Feb 28 2025
Common shares	11,733,750	11,733,750
Stock issued	21,798	—
Total	11,755,548	11,733,750

Share capital:

	August 31 2025 $	Feb 28 2025 $
Common shares	11,734	11,734
Stock issued	22	—
Total	11,756	11,734

13.      Income taxes

 For the three months ended August 31, 2025, and 2024, our provision for income taxes was an expense of $193,942 and $110,681, respectively, and $456,788 for the six months ending August 31, 2025 compared to $210,837 for the six months ending August 31, 2024.

The effective tax rate for these periods was 34% and 30% for the 3 months ended August 31, 2025 and 2024 respectively, and 41% for the six months ending August 31, 2025 compared to 40% for the six months ending August 31, 2024.

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

14.      Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amounts for the 6 months ending August 31, 2025
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $160
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Lease payments and lease interest Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable- $283 Lease liability - $28,716
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a

DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

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

Rental expenses for the quarter ended August 31, 2025 was $12,740 compared to $8,130 for the quarter ended August 31, 2024, and $14,390 for the six months ending August 31, 2025 compared to $15,923 for the six months ending August 31, 2024.

Set forth below is a table showing the Consolidated entities' rent paid for the three months ended May 31, 2025 for our commercial buildings in South Africa and the Melville, New York storage and office space:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2025 $	2024 $	2025 $	2024 $
Rent expense	12,740	8,130	14,390	15,923

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b.       Loan

As of August 31, 2025 the Company has an unsecured loan payable of $160 from Minoan Medical, the prior parent entity of DISA Medinotec Proprietary Limited, which is incorporated in South Africa. This loan was originally obtained to finance working capital and capital expenditure (capex) expansions of DISA Medinotec during its developmental and startup phases.

The consolidated entities, particularly Medinotec Inc., have the option to settle this loan earlier in cash or in any equivalent form. The terms of the loan stipulate that it is to be repaid within three years following the initial public offering (IPO) or upon the commencement of trading on a recognized national exchange for example NASDAQ, whichever occurs first. During this three-year period, the loan will accrue interest at the prevailing prime lending rate, which was 10.50% as of August 31, 2025.

The terms of this loan are deemed to be market-related, reflecting conditions that are customary for similar arrangements.

15.      Subsequent events

In accordance with ASC 855-10, the Company evaluated subsequent events occurring after August 31, 2025 through the date these financial statements were issued. Based on this evaluation, no additional subsequent events were identified that would require adjustment to, or disclosure in, the financial statements for the six-month period ended August 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including, without limitation, statements regarding our future financial position, business strategy, product launches (such as the planned Q4 2026 U.S. market launch of OutFlo), revenue growth expectations, tariff mitigation strategies, supply chain diversification, and market expansion, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "could," "will," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, and other factors, many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in "Item 1A. Risk Factors" (including the potential adverse impacts of the 30% U.S. tariff on South African imports), as well as our reliance on key distributors (Note 2(n)), foreign currency fluctuations (Note 2(b)), regulatory approval delays for new products (e.g., FDA 510(k) processes), supply chain disruptions, competitive pressures in the medical device market, and general economic conditions affecting healthcare spending. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Market and Securities Risks: Our shares trade on the OTCQX market and are considered penny stocks, which may limit liquidity. Future equity issuances could dilute existing shareholders, and share prices may fluctuate significantly due to external factors.

Revenue Concentration Risk: We derive a substantial portion of our revenue from a single customer, DISA Life Sciences, which accounted for approximately 93% of our total revenue for the three and six months ended August 31, 2025. Our financial results, cash flows, and operating performance are therefore significantly dependent on the continued business relationship with this customer. A reduction in purchases from, or the loss of, DISA Life Sciences could have a material adverse effect on our results of operations and financial condition. While we endeavor to diversify our customer base, we may not be able to replace this level of revenue in the near term. Investors should consider the potential impact of this customer concentration when evaluating our business and prospects.

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

As a company that exports goods from South Africa into the United States, this tariff introduces a material cost burden to our U.S.-bound shipments. The U.S. tariff could increase cost of goods sold by 30% on approximately 5% of revenue from our Domestic Sales segment (Inside the United States), potentially reducing fiscal year gross margin by 1 to 2 percentage points if unmitigated. Unless mitigated through restructured pricing, supply chain adjustments, or diplomatic resolution, the tariff is likely to have an adverse effect on our gross margins, U.S. revenue, and overall profitability. In addition, the tariff may reduce our competitiveness in the U.S. market and lead to delayed or reduced purchase orders from our distributors and customers.

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

OutFlo Aortic Valve Dilatation Balloon Catheter

The OutFlo Aortic Perfusion and Dilatation Catheter is a non-occlusive perfusion balloon to allow the expansion of the aortic valve without impeding the cardiac output.

This catheter could be used to post dilate the artificial valve in TAVI (Transcatheter Aortic Valve Implantation) without the need for pacing.

A clinical study was conducted in 2022, as part of the development of the Technical File documentation, which is currently undergoing examination by our Notified Body (DEKRA).

Submission for FDA certification via the 510(k) substantially equivalence process was made on May 31, 2024. FDA clearance was obtained on March 11, 2025. Management anticipates that OutFlo will be launched to the U.S. Market in Q4 of the 2026 financial year, while the product is already in market in South Africa.

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

Product Development Pipeline

The following distinct and finite developmental phases / stages are applicable to all our product pipeline, namely:

1)	R&D

2)	Pre-production prototyping

3)	Testing

4)	Production

5)	Clinical trials

6)	MDR/CE Mark accreditation

7)	Local marketing & selling

8)	International sales outside the US

9)	FDA 510 (k) approval

10)	Sales to the United States.

The products described have reached the following stages:

Trachealator:	The company is pleased to report that sales are increasing to both private and academic hospitals throughout the United States of America. FDA listing and CE registration was obtained.

Cape Cross PTCA Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Cape Cross NC Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

OutFlo Aortic Valve Dilatation Balloon Catheter:	FDA clearance was obtained during the previous quarter, on March 11, 2025. Planned U.S. market launch in the fourth quarter of this financial year.

Micro CTO Catheter:	R&D, Testing, Pre-Production Prototyping, Clinical Trials MDR/CE Mark accreditation application was submitted in July 2023.

StaXstop Catheter:	Developmental / Pipeline: An epistaxis catheter - R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials – FDA 510(k) exempted (Class I product)
Septus Balloon:	Developmental / Pipeline: A nasal fracture balloon – R&D Testing, Pre-Production Prototyping, Testing, Clinical Trials.
Vaultseal Balloon:	Developmental / Pipeline: A gynae vaginal vault sealing balloon: R&D Testing, Pre-Production Prototyping, Testing, Clinical Trials.

Results of Operations for the Three and Six Month Periods ended August 31, 2025 and August 31, 2024

Revenue

For the quarter ended August 31, 2025, consolidated revenue for the Medinotec Group of Companies reached $3,236,305, an increase of 79% ($1,432,285) from $1,804,020 in the comparable prior-year period. For the six months ended August 31, 2025, consolidated revenue was $5,370,331, compared to $3,055,897 in the corresponding period of the previous year, an increase of 76%.

This revenue growth primarily reflects the expansion of our distribution business outside the United States, particularly through enhanced partnerships in South Africa that have driven higher sales volumes in our cardiology and dialysis product lines (as discussed in the "Outside the U.S. Segment" section below), partially offset by a 20% decline in U.S. Trachealator sales during the quarter due to timing of customer orders. While these results demonstrate improved market penetration, they remain subject to material uncertainties that could impact future performance, including the 30% U.S. tariff on South African imports effective August 1, 2025 (see Item 1A. Risk Factors), which is expected to increase costs for our U.S.-bound shipments and potentially compress gross margins in the Domestic Sales segment (8% of YTD revenue) by 10-15 percentage points in upcoming periods absent mitigation measures. Additionally, foreign currency fluctuations, such as the 5% strengthening of the South African Rand against the U.S. dollar during the period, have partially offset cost pressures but could reverse and adversely affect reported results if the Rand weakens. Management continues to monitor these trends and pursue diversification strategies to reduce concentration risks.

Operating Segments

The Group operates through two primary segments: Sales Outside the United States and Domestic Sales. These segments represent the core of our business, with the former covering both in-house developed products and complementary products distributed on behalf of third parties, and the latter focusing on our proprietary Trachealator product within the United States. We also plan to launch our OutFlo Aortic Valve Dilatation Balloon in the Domestic Sales segment during the fourth quarter of the current fiscal year and the first quarter of the next fiscal year, further expanding our U.S. product offering.

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

-	The performance of this segment is strongly influenced by regional demand, regulatory considerations, and the success of our distributor partnerships, particularly in regions such as South Africa and broader Southern Africa.
-	Industry Trends: According to Grand View Research, the global medical device market is expected to grow at a CAGR of 5.6% from 2024 to 2029, driven by rising healthcare expenditures, demographic shifts, and a growing need for medical devices in emerging markets. This trend supports the Group’s growth strategy for expanding our footprint in these markets and capitalizing on the increasing demand for both proprietary and third-party products.

2.

Domestic Sales (United States)

The Domestic Sales segment primarily focuses on our Trachealator product, which serves the respiratory market in the U.S. This product is a leading solution for tracheal stenosis, and we continue to see significant adoption within key healthcare institutions across the country.

-	Revenue from this segment is primarily driven by increasing market penetration of the Trachealator, aided by favorable clinical outcomes, strategic sales channels, and strong relationships with U.S. healthcare providers. The U.S. market remains our second-largest by revenue, after South Africa, and continues to show robust growth potential as demand for respiratory solutions rises, particularly in the wake of heightened awareness and treatment focus of respiratory diseases.
-	Industry Trends: The U.S. medical device market is projected to grow at a CAGR of 4.3% from 2024 to 2029, according to IBISWorld, driven by advances in minimally invasive technologies and increasing health spending. With an aging population and rising incidences of chronic respiratory conditions, the demand for innovative solutions such as the Trachealator is expected to continue to rise, benefiting the Group’s domestic sales efforts.

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

The Group now plans to replicate this proven model in the U.S. market, leveraging the FDA clearance of the Trachealator and OutFlo and the strength of our established sales force. This expansion into the U.S. is an important step in our strategy to build a broader, more diversified revenue base and to tap into the significant growth opportunities within the North American healthcare market.

On March 11, 2025, the Group received FDA 510(k) clearance for its OutFlo Aortic Dilatation Balloon Catheter. This marks the Group’s second FDA-cleared product in the North American market. The clearance and upcoming commercial launch of this product are expected to further expand Medinotec’s portfolio and strengthen its position in the competitive cardiovascular market in North America, which remains a key strategic growth area.

Outside the U.S. Segment

Revenues from the Group’s Outside the U.S. segment, which includes both our proprietary and distributed products, showed substantial growth for the three months ended August 31, 2025. Revenue increased by 89%, reaching $3,105,249 for the three-month period, compared to $1,641,038 for the same period in the prior year. Similar growth occurred over the six months ended August 31, 2025, with revenue reaching $5,089,212 compared to $2,757,142 for the same period in the prior year, an increase of 85%. This growth was primarily driven by the addition of new distribution revenue streams in South Africa and increased sales efforts for our in-house developed products.

Our sales and marketing initiatives in this segment aimed to drive growth. These efforts included:

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

Inside the U.S. (Domestic) Segment

Revenues from the Group’s U.S. segment, which includes sales of our in-house developed products, decreased by 20% for the three months ended August 31, 2025, totaling $131,056 for the three-month period. This compares to $162,982 for the same period in the prior year. Revenue for the six month period ended August 31, 2025 totaled $281,119, compared to $298,755 for the same period in the prior year, which is a decrease of 6%. These decreases were primarily attributable to changes in customer ordering patterns, and a moderation in demand compared to the prior-year periods.

Cost of Goods Sold

The following tables compare cost of goods sold as dollar amounts and as a percent of net sales for the three and six months ended August 31, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Total cost of goods sold	$1,234,132	$970,608	$2,442,827	$1,622,207

	For the Three Months Ended		For the Six Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Total cost of goods sold %	38%	54%	45%	53%

The composition of the cost of sales figure as a % to the segments is as follows

	For the Three Months Ended		For the Six Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Outside United States of America %	98%	98%	97%	98%
Inside the United states of America %	2%	2%	3%	2%

For the three months ended August 31, 2025, Cost of Goods Sold increased to $1,234,132 from $970,608 in the prior-year period, driven by the factors described below. As a result, gross margin contracted to 62% of sales, versus 46% in the three months ended August 31, 2024. For the 6 month period ended August 31, 2025, Cost of Goods sold increased to $2,442,827 from $1,622,207 for the same period in the prior fiscal year. Gross margin for the six-month period was 55%, compared to 47% in the prior-year period.

Gross margin showed a modest improvement compared to the prior year; however, the overall sales mix between proprietary and distribution products remained largely consistent, and the increase is considered immaterial and within our expectations

During the quarter and for the six months, the South African rand (“ZAR”) strengthened against the U.S. dollar. Because a substantial portion of our cost of goods sold is denominated in ZAR, this currency appreciation increased the U.S.-dollar equivalent of those local costs, further compressing our gross margin.

Operating Expenses

Operating expenses for the three months ending August 31, 2025 were $1,473,608, compared with $397,665 in the prior-year period. For the six months ending August 31, 2025, operating expenses were $2,121,482, compared with $728,776 in the prior year period. The increases in both periods primarily reflect investments in growth initiatives, including sales and marketing, as well as higher compliance-related costs.

One of the major components that affects the operating expenses is the cost of compliance for the business which is included in the General and Administrative line item. Certain costs are once off in nature and others will be recurring.

	Three months ended (Unaudited)

	August 31, 2025	August 31, 2024	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	7,497	19,522	(12,025)	(62%)
General and administrative expenses	725,472	353,808	371,664	105%
Research and development expenses	66,235	1,892	64,343	3401%
Sales and marketing expenses	674,404	22,443	651,961	2905%
Total operating expenses	1,473,608	397,665	1,075,943	271%

	Six months ended (Unaudited)

	August 31, 2025	August 31, 2024	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	15,003	37,438	(22,435)	(60%)
General and administrative expenses	1,295,053	631,014	664,039	105%
Research and development expenses	115,249	16,873	98,376	583%
Sales and marketing expenses	696,177	43,451	652,726	1502%
Total operating expenses	2,121,482	728,776	1,392,706	191%

Depreciation and amortization expense decreased by $12,025 for the quarter and by $22,435 for the six month period ending August 31, 2025. This decrease is primarily attributable to the allocation of depreciation to products manufactured during the period. These assets, which include both equipment and intangible assets, have contributed to the rise in depreciation costs as they are progressively utilized in the production process. Total depreciation for the quarter, including amounts allocated to manufactured products, was $24,348, for the three-month period ending August 31, 2025. Of the $24,348 depreciation for the second quarter of fiscal 2026, $7,497 is included under operating expenses, and $16,851 has been allocated to cost of goods sold. This allocation reflects the capital investment in our manufacturing operations and is consistent with the company’s efforts to scale production and improve operational efficiency.

General and administrative expenses as a total increased by $371,664 for the three months ended August 31, 2025 compared to the same period in the prior year. For the six months ended August 31, 2025, general and administrative expenses increased by $664,039 compared to the same period in the prior year.

General and administrative expenses increased during the period primarily due to the allocation of executive time to the Company’s operations. These executives are permanently employed by the Company’s distributor, and the distributor recovers the cost of their services through product pricing. A portion of this cost, determined on a pro rata basis relative to time spent on the Company’s activities, is allocated to the Company. This has resulted in a monthly charge of $50,000, which has been incurred and recognized since March 2025.

Additionally, general and administrative expenses include non-cash share-based compensation of $54,495 granted to Mr. Joe Dwyer, Chairman of the Audit Committee, in recognition of services rendered. Further increases to general and administrative expenditure is attributable to ordinary increases in line with increased revenue.

General and administrative expenses per segment are allocated as follows:

	Three Months Ended August 31 (unaudited)

	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
General and administrative expenses	236,068	140,727	489,404	213,081	725,472	353,808

	Six Months Ended August 31 (unaudited)

	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
General and administrative expenses	621,910	273,123	673,143	357,891	1,295,053	631,014

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

Research and development (R&D) expenses increased by $64,343 for the quarter ending August 31, 2025, and by $98,376 for the six months ending August 31,2025. This increase reflects our ongoing commitment to enhancing product performance and operational efficiencies. The increase also includes a once-off share-based compensation expense of $54,495 granted in June 2025 to a researching physician in recognition of services rendered.

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

Sales and marketing expenses for the three months ended August 31, 2025, were $651,961 higher than in the prior-year period, with an increase of $652,726 for the six-month period ended August 31, 2025, compared with the prior year. These increases primarily reflect higher selling costs associated with new product launches and, more broadly, increased selling expenses in line with higher revenue.

While we’ve shifted towards a distributor model in many regions, we continue to deliver products directly to customers in order to preserve our strong relationships and ensure that we maintain direct contact with clients, particularly in the U.S. market. This direct engagement remains a priority as it strengthens customer loyalty and provides valuable insights for future product development.

The significant increase in sales and marketing expenses can also be attributed to the timing of conferences and marketing events, which can vary from year to year and create discrepancies when comparing expenses across periods.

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

 Net Income

Net income for the three months ended August 31, 2025, was $346,566, compared with $284,749 for the same period in the prior year. For the six months ended August 31, 2025, net income was $460,350, compared with $371,953 in the prior-year period. The increases primarily reflect higher sales.

Included in net income is the contribution to income or loss from operations by segment for the three and six months ended August 31, 2025. This metric is considered the most operationally driven indicator to illustrate the impact of each segment on net income. By focusing on the contribution from operations, segment performance can be assessed independently, providing insight into each segment’s efficiencies and profitability. This approach supports a clearer understanding of the operational health of the business and informs future strategic decisions.

Segment Contribution to Income/(loss) from operations

	Three Months Ended August 31 (unaudited)

	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
Income/(loss) from operations	(213,034)	(5,151)	741,599	440,898	528,565	435,747

	Six Months Ended August 31 (unaudited)

	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
Income/(loss) from operations	(502,036)	(27,191)	1,308,058	732,106	806,022	704,915

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

Liquidity and Capital Resources

As of August 31, 2025, the Company reports current assets of $5,978,678 and total assets of $6,371,882. Current liabilities at the same date were $1,534,089, resulting in working capital of $4,444,589. This compares with February 28, 2025 when current assets were $6,423,186 and total assets were $6,808,973 with current liabilities of $1,505,047 and working capital of $4,918,139. The growth in total assets reflects improved liquidity primarily driven by revenue growth, from enhanced sales and marketing efforts in both domestic and international markets. The movement in current assets and working capital since year-end primarily reflects the recovery of accounts receivable during the period. This occurred alongside continued repayments on the related party loan in a high interest environment. The Company believes its current liquidity position is sufficient to meet its operating requirements for at least the next 12 months.

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

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Six Months Ended August 31, 2025 (unaudited) ($)	Six Months Ended August 31, 2024 (unaudited) ($)
Net cash provided by (used in):
Operating Activities	464,300	654,609
Investing Activities	—	(17,733)
Financing Activities	(980,467)	(733,871)

Cash flows from Operating Activities

Our net cash provided by operating activities of $464,300 for the six months ended August 31, 2025, compared to $645,609 provided in the prior-year period. The decrease primarily reflects higher working capital requirements during the period, including timing differences in collections and payments. Additionally, cash flows used in operating activities include a $104,528 increase in prepaid expenses, reflecting our annual insurance premium and various compliance-related payments made during the period. These working-capital movements more than offset operating earnings for the six-month period, resulting in a lower net cash inflow compared to the prior year. Overall, this level of cash flow remains consistent with the Company’s expectations for normal operating activities.

Profitability Improvement

During this period, we reported an increase in profitability with a net profit after tax of $460,350, compared to a profit of $371,953 in the same period last year. This shift was largely driven by robust sales growth in our Outside the USA segment, specifically within our newly acquired cardiology and dialysis distribution business, which commenced operations in the third quarter of 2023 in South Africa. The expansion in this segment has been instrumental in driving our revenue upward and enhancing our overall profitability.

Working Capital Movements

In addition to the improvement in profitability, the remaining increase in cash generated from operations was influenced by favorable movements in working capital. We effectively managed our trade receivables, inventory, and accounts payable to support the revenue growth in the cardiology distribution business.

•	Trade Receivables: Cash flows from trade receivables decreased by $273,143 for the six months ended August 31, 2025, compared to an increase of $124,112 for the same period in the prior year. The decrease primarily reflects higher revenues during the period, which led to an increase in outstanding receivables at period-end. As a result, cash collections lagged behind sales, contributing to the reduction in net cash provided by operating activities from receivables.
•	Inventory Management: We optimized our inventory levels to align with increased demand, ensuring that we maintain sufficient inventory without overcommitting resources. Inventories increased by $29,799 for the six months ended August 31, 2025 compared to an increase of $343,462 for the same period in the previous year.
•	Accounts Payable: Accounts payable and accrued expenses increased by $101,597 for the six months ended August 31, 2025, compared with an increase of $572,147 in the prior-year period. The smaller increase in accounts payable and accrued expenses for the six months ended August 31, 2025, compared to the prior-year period, reflects improved cash management and timing of payments to vendors. While we continue to use extended payment terms strategically to preserve liquidity, the lower increase indicates that a portion of payables from prior periods has been settled, and that growth in procurement-related obligations was more closely aligned with operational needs during the current period.

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

Cash flows from Investing Activities

For the six months ended August 31, 2025, we report no cash flows from investing activities, compared to $17,733 used in the prior period. The cash flows used in investing activities in the prior period relate to the purchase of property, plant and equipment, of which none occurred in the first two quarters of fiscal 2026.

Cash flow from Financing Activities

For the six months ended August 31, 2025, we report cash flows used in financing activities of $980,467, compared with cash used of $733,871 in the prior period ending August 31, 2024. This change was primarily driven by significant repayment of the related party loan during the current period, compared with the previous period.

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

Income Taxes

Income taxes for the six months ended August 31, 2025 included $456,788 current income taxes and $117,544 deferred income taxes. The change in deferred taxes from a liability of $80,124 at February 28, 2025 to an asset of $34,366 at August 31, 2025 reflects the realization of a temporary difference that arose at the end of fiscal year 2025 due to the timing of taxation on income outside of the U.S. Segment, which had led to the recognition of the deferred tax liability. Prior to this, the trend was that the company carried a deferred tax asset. The swing back to the deferred tax asset in the current period represents a return to the normal deferred tax asset position.

Off Balance Sheet Arrangements

As of August 31, 2025, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from foreign currency exchange rate fluctuations, given that around 95% of our revenue and expenses (Outside the United States segment) are denominated in South African Rand (ZAR), with the U.S. Dollar (USD) as our reporting currency. The ZAR/USD exchange rate averaged 18.0 during the six months ended August 31, 2025, with volatility contributing a $12,972 gain to other comprehensive income in Q2 (versus a $5,247 loss in Q2 2024). We do not currently use derivative instruments to hedge this exposure.

The following table presents a sensitivity analysis of the potential impact of a hypothetical 10% adverse change in the ZAR/USD rate on our consolidated financial statements as of August 31, 2025 (Item 305(a)(1)(iii)). This assumes constant ZAR-denominated revenue/expenses; a weaker ZAR (depreciation) reduces USD-translated amounts.

Market Risk Sensitive Instrument	Fair Value as of August 31, 2025	Hypothetical 10% Adverse Change (Weaker ZAR)	Estimated Decrease in Fair Value
Net Revenue (YTD Outside US: $5,089,212 exposed)	$5,089,212	ZAR/USD rate from 18.0 to 19.8	$(462,656)

This sensitivity is illustrative and does not reflect management actions (e.g., pricing adjustments). Actual impacts could differ based on timing and hedging strategies. We continue to monitor ZAR volatility, which could materially affect reported results if the Rand weakens further amid South African economic pressures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended August 31, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period ended August 31, 2025, our disclosure controls and procedures were not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended February 28, 2025. We are actively addressing these deficiencies through measures such as enhanced review procedures, with remediation expected to be completed by the end of fiscal year 2026.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the period ended August 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended February 28, 2025, filed with the SEC on May 29, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, filed with the SEC on July 16, 2025.. The risks described in our Annual Report and Quarterly Report may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Quarterly Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and Quarterly Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the current period, the Company issued a total of 21,798 shares of its common stock, with 10,899 shares issued to each of two service providers in payment for professional services rendered.

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
Date: October 8, 2025
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: October 8, 2025
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

