Form 10-Q
period 2025-11-30
Medinotec Inc.
filed 2026-01-09
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,755,548 common shares as of January 14, 2026.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Consolidated Balance Sheets as of November 30, 2025 and February 28, 2025;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended November 30, 2025 and November 30, 2024;
F-3	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three and nine months ended November 30, 2025 and November 30, 2024;
F-4	Unaudited Consolidated Statements of Cash Flows for the nine months ended November 30, 2025 and November 30, 2024; and
F-5	Notes to the Unaudited Consolidated Financial Statements.

3

Medinotec Inc.

Consolidated Financial Statements

Consolidated Balance Sheets of the Medinotec Group of Companies as of November 30, 2025 and February 28, 2025

	November 30, 2025 (Unaudited) $	February 28, 2025 $
Assets
Current Assets
Cash	2,856,926	2,769,686
Accounts receivable, net of allowances	2,259,523	2,612,440
Inventory	1,212,820	988,341
Other current assets	143,725	52,719
Total Current Assets	6,472,994	6,423,186
Property, plant and equipment, net of accumulated depreciation	325,916	348,486
Deferred tax asset	34,845	—
Operating right-of-use asset	19,173	37,301
Total Assets	$6,852,928	$6,808,973
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,330,371	1,476,987
Operating lease liability, current portion	21,868	28,060
Total Current Liabilities	1,352,239	1,505,047
Long Term Liabilities
Loans payable	452	940,277
Deferred tax liabilities	—	80,124
Operating lease liability, net of current portion	—	12,696
Total Liabilities	1,352,691	2,538,144
Stockholders’ Equity
Common stock, $0.001 par value	11,756	11,734
Additional paid in capital	3,405,359	3,296,391
Retained Earnings	1,781,876	918,115
Accumulated other comprehensive income	301,246	44,589
Total Equity	5,500,237	4,270,829
Total Liabilities and Stockholders’ Equity	$6,852,928	$6,808,973

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Operations and Comprehensive Income/(Loss) of the Medinotec Group of Companies for the Three and Nine Months Ended November 30, 2025 and November 30, 2024 (Unaudited)

	Three months ended		Nine months ended

	November 30, 2025 (unaudited) $	November 30, 2024 (unaudited) $	November 30, 2025 (unaudited) $	November 30, 2024 (unaudited) $

Revenue	2,536,994	2,565,048	7,907,325	5,588,445
Cost of goods sold	(1,190,942)	(1,524,272)	(3,633,769)	(3,113,979)
Gross profit	1,346,052	1,040,776	4,273,556	2,474,466
Operating expenses
Depreciation and amortization expense	(7,666)	(19,206)	(22,669)	(56,644)
General and administrative expenses	(435,395)	(379,217)	(1,730,448)	(1,010,229)
Research and development expenses	(8,326)	(69,270)	(123,575)	(86,142)
Sales and marketing expenses	(341,953)	(45,632)	(1,038,130)	(89,083)
Total operating expenses	(793,340)	(513,325)	(2,914,822)	(1,242,098)
Income from operations	552,712	527,451	1,358,734	1,232,368
Non-operating income and expenses
Interest income	18,936	14,728	56,014	44,916
Other revenue/(expense)	(21,818)	(3,621)	6,875	11,709
Interest expense	(7,116)	(43,400)	(79,315)	(148,507)
Provision for impairment of note receivable	—	(13,684)	—	(39,839)
Total non-operating income and expenses	(9,998)	(45,977)	(16,426)	(131,721)
Income before income taxes	542,714	481,474	1,342,308	1,100,647
Income taxes
Current income taxes	(135,441)	(180,577)	(592,229)	(391,414)
Deferred income taxes	(3,862)	9,414	113,682	(26,969)
Net income	403,411	310,311	863,761	682,264
Other comprehensive income (loss) from operations	259,476	(14,204)	256,657	(23,603)
Total comprehensive income	662,887	296,107	1,120,418	658,661
Earnings Per Share:
Basic and Diluted	$0.03	$0.03	$0.07	$0.06

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Stockholders’ Equity of the Medinotec Group of Companies for the Three and Nine Months Ended November 30, 2025 and November 30, 2024 (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, February 29, 2024	11,733,750	11,734	3,296,391	100,371	(1,241,325)	2,167,171
Net income (loss) for the period	—	—	—	—	682,264	682,264
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(23,603)	—	(23,603)
Reclassification adjustment	—	—	—	33	(33)	—
Balance, November 30, 2024	11,733,750	11,734	3,296,391	76,801	(559,094)	2,825,832

Balance, August 31, 2024	11,733,750	11,734	3,296,391	90,972	(869,372)	2,529,725
Net income (loss) for the period	—	—	—	—	310,311	310,311
Reclassification adjustment	—	—	—	33	(33)	—
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(14,204)	—	(14,204)
Balance, November 30, 2024	11,733,750	11,734	3,296,391	76,801	(559,094)	2,825,832

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings $	Total $
Balance, February 28, 2025	11,733,750	11,734	3,296,391	44,589	918,115	4,270,829
Net income (loss) for the period	—	—	—	—	863,761	863,761
Issuance of common stock	21,798	22	108,968	—	—	108,990
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	256,657	—	256,657
Balance, November 30, 2025	11,755,548	11,756	3,405,359	301,246	1,781,876	5,500,237

Balance, August 31, 2025	11,755,548	11,756	3,405,359	41,770	1,378,465	4,837,350
Net income (loss) for the period	—	—	—	—	403,411	403,411
Issuance of common stock	—	—	—	—	—	—
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	259,476	—	259,476
Balance, November 30, 2025	11,755,548	11,756	3,405,359	301,246	1,781,876	5,500,237

The accompanying notes are an integral part of these Consolidated financial statements.

Medinotec Inc.

Consolidated Statements of Cash Flows of the Medinotec Group of Companies for the Nine Months Ended November 30, 2025 and November 30, 2024 (unaudited)

	Nine months ended (unaudited)
	November 30, 2025 $	November 30, 2024 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	863,761	682,264
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	22,669	74,503
Foreign currency translation loss, unrealized	(17,085)	—
Deferred income taxes and tax credits	(113,682)	27,008
Provision for income taxes	592,229	358,645
Impairment provision on notes receivable	—	39,839
Provision for doubtful receivables	(17,301)	(19,832)
Stock-based compensation	108,990	—
Operating lease liability	(21,806)	—
(Increase)/Decrease in prepayments	(66,407)	(41,031)
(Increase)/Decrease in receivables	(107,465)	(353,322)
(Increase)/Decrease in inventories	(78,695)	(234,558)
Increase/(Decrease) in accounts payable and accrued liabilities	(137,769)	285,442
Net cashflow from/(used in) operations	1,027,439	818,958
Accrued interest	—	(39,839)
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	1,027,439	779,119
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	—	(90,359)
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	—	(90,359)
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—
Repayment of debt	(982,998)	(843,555)
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	(982,998)	(843,555)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	42,799	22,410
Net increase / (decrease) in cash and cash equivalents	87,240	(132,385)
Cash and cash equivalents at beginning of the period	2,769,686	2,808,910
Cash and cash equivalents at end of period	2,856,926	2,676,525

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—
Income taxes	46,288	179,455
Cash received for:
Interest	56,014	3,178
Income taxes	—	95,232
Supplemental disclosure for non-cash activities
Right-of-use assets in exchange for lease liabilities	—	3,361

The accompanying notes are an integral part of these Consolidated financial statements.

 Medinotec Inc.

Notes to the Unaudited Consolidated Financial Statements of the Medinotec Group of Companies

For the period ended November 30, 2025

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

 Medinotec is quoted on the OTCQX and trades under the symbol MDNC. Management believes the Company’s improving financial performance and operational progress position it to pursue an uplisting to a national securities exchange, such as the Nasdaq Capital Market, in the future. There can be no assurance that the Company will meet applicable listing requirements or that any such uplisting will occur.

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

ii.      Exposed to currency variations in subsidiary

The primary operations and functional currency of both Disa Medinotec (Pty) Ltd and Medinotec Capital (Pty) Ltd is in South African Rand. Due to the emerging market nature of this currency, exchange rate volatility can be material during a reporting period. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income.

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

iii.         Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that is recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the quarter ended November 30, 2025 was $259,476 compared to ($14,204) for the quarter ended November 30, 2024, and $256,657 for the nine months ended November 30, 2025 compared to ($23,603) for the nine months ended November 30, 2024.

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

Total foreign currency transaction gains and losses for the quarter ended November 30, 2025 was a $259,476 gain compared to a $14,204 loss for the quarter ended November 30, 2024, and a $256,657 gain for the nine months ended November 30, 2025 compared to a $23,603 loss for the nine months ended November 30, 2024.

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

The Company sells a significant amount to DISA Life Sciences, a non-related medical device distributor in South Africa. For the three months ending November 30, 2025, 92% of the Company's total revenue was derived from this single customer in the distribution environment in South Africa compared to 94% for the three months ending November 30, 2024, and 92% for the nine months ended November 30, 2025 compared to 92% for the nine months ended November 30, 2024.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Group of Companies Consolidated Three Months Ended (unaudited)		Medinotec Group of Companies Consolidated Nine Months Ended (unaudited)
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	246,352	150,915	739,155	574,485
Distribution Agreement Sales	2,164,777	2,199,199	6,761,185	4,500,271
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	125,865	214,934	406,985	513,689
	2,536,994	2,565,048	7,907,325	5,588,445

The following table sets forth financial information by reportable segment for the periods ending November 30, 2025 and November 30, 2024:

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

The following table sets forth financial information by reportable segment for the periods ending November 30, 2025 and November 30, 2024:

Income/(loss) from operations (In U.S. Dollars)

For the Three Months Ended November 30, 2025 and November 30, 2024:

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	125,865	214,935	2,411,129	2,350,113	2,536,994	2,565,048
Cost of goods sold	(32,421)	(28,603)	(1,158,521)	(1,495,669)	(1,190,942)	(1,524,272)
Gross profit	93,444	186,332	1,252,608	854,444	1,346,052	1,040,776
Selling expenses	(27,007)	(31,034)	(314,946)	(14,598)	(341,953)	(45,632)
Depreciation expense	—	—	(7,666)	(19,206)	(7,666)	(19,206)
General and administrative expenses	(62,702)	(248,925)	(372,693)	(130,292)	(435,395)	(379,217)
Research and development expenses	—	(50,000)	(8,326)	(19,270)	(8,326)	(69,270)
Income/(loss) from operations	3,735	(143,627)	548,977	671,078	552,712	527,451
Other income/(expenditure)					(149,301)	(217,140)
Net income/(loss)					403,411	310,311

For the Nine Months Ended November 30, 2025 and November 30, 2024:

	Inside the United States		Outside the United States		Total
	2025	2024	2025	2024	2025	2024
Revenue	406,985	513,689	7,500,340	5,074,756	7,907,325	5,588,445
Cost of goods sold	(107,090)	(58,140)	(3,526,679)	(3,055,839)	(3,633,769)	(3,113,979)
Gross profit	299,895	455,549	3,973,661	2,018,917	4,273,556	2,474,466
Selling expenses	(58,900)	(54,320)	(979,230)	(34,763)	(1,038,130)	(89,083)
Depreciation expense	—	—	(22,669)	(56,644)	(22,669)	(56,644)
General and administrative expenses	(676,561)	(522,048)	(1,053,887)	(488,181)	(1,730,448)	(1,010,229)
Research and development expenses	(54,495)	(50,000)	(69,080)	(36,142)	(123,575)	(86,142)
Income/(loss) from operations	(490,061)	(170,819)	1,848,794	1,403,187	1,358,734	1,232,368
Other income/(expenditure)					(494,973)	(550,104)
Net income/(loss)					863,761	682,264

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

The following table sets forth financial information by reportable segment for the periods ending November 30, 2025 and February 28, 2025:

Total Assets (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	November 30, 2025	Feb 28, 2025	November 30, 2025	Feb 28, 2025	November 30, 2025	Feb 28, 2025
Total assets	2,128,329	2,181,184	4,724,599	4,627,789	6,852,928	6,808,973

The major component of total assets is "Cash" of $2,856,926 as of November 30, 2025 and $2,769,686 as of February 28, 2025. A significant portion of this is maintained Inside the United States in USD of $1,855,413 as of November 30, 2025 and $2,019,628 as of February 28, 2025.

p.        Cost of goods sold

The cost of goods sold consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices, as well as costs related to the purchase and resale of distributed third-party medical device products.

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

s.       Interest expense

Interest expense relates mostly to an unsecured loan from Minoan Medical, which is repayable over the next 2 years. The loan carries interest at the prevailing prime lending rate of the time. The prevailing lending rate in South Africa was 10.25% at November 30, 2025. The terms of this loan are deemed to be market related.

t.       Earnings per share

Basic Earnings Per Share (EPS)

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the reporting period. This calculation provides a straightforward measure of the Company’s earnings attributable to each share.

Diluted Earnings Per Share (EPS)

The diluted earnings (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period, by applying the treasury stock method. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no potentially dilutive securities outstanding or issuable during the nine months ended November 30, 2025; accordingly, no additional shares have been included in the diluted earnings per share calculation.

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

On November 30, 2025, and February 28, 2025, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.  Property, plant and equipment

Property, plant and equipment consist of the following:

	November 30, 2025 (Unaudited) $	Feb 28, 2025 $
Computer software	1,133	1,133
Office equipment	—	—
Motor vehicles	11,889	11,889
Small assets	—	—
Plant and machinery	1,144,371	1,144,371
Furniture and fittings	99,098	99,098
Computer equipment	146,437	146,437
Laboratory equipment	239,834	239,834
Total cost	1,642,762	1,642,762
Foreign currency adjustment	193,472	38,373
Total accumulated depreciation	(1,510,318)	(1,332,649)
Total	325,916	348,486

Depreciation of property, plant and equipment totaled approximately $25,102 for the three months ended November 30, 2025 compared to $24,892 for the three months ended November 30, 2024, and $73,404 for the nine months ended November 30, 2025 compared to $73,429 for the nine months ended November 30, 2024.

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

Depreciation of $17,436 was allocated to Cost of Goods Sold for the three months ended November 30, 2025, compared to $5,685 for the three months ended November 30, 2024, and $50,736 for the nine months ended November 30, 2025 compared to $16,785 for the nine months ended November 30, 2024.

5.  Accounts receivable, net of allowances

a.       Accounts receivable by period

Accounts receivable consist of the following:

	November 30, 2025 (unaudited) $	Feb 28, 2025 $
Trade accounts receivable	2,313,280	2,682,361
Allowance for expected credit losses	(53,757)	(69,921)
Total	2,259,523	2,612,440

6.  Inventories

a.  Accounts by period

Inventory consists of the following:

	November 30, 2025 (unaudited) $	Feb 28, 2025 $
Raw materials	303,432	261,899
Work in progress	—	306
Finished goods	920,849	731,788
Less provisions for obsolescence	(11,462)	(10,494)
Goods in transit	—	4,842
Total	1,212,820	988,341

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

7.  Other current assets

a.        Other current assets by period

Other current assets consist of the following:

	November 30, 2025 (unaudited) $	Feb 28, 2025 $
Prepayments	120,156	48,405
Deposits paid	2,928	2,681
Other receivables	20,641	1,633
Total	143,725	52,719

8.  Note Receivable

	November 30, 2024 (unaudited) $	February 29, 2024 $
Note receivable	—	—

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

9.  Loans Payable

a.       Loans from related parties

	November 30, 2025 (unaudited) $	February 28, 2025 $
Minoan Medical Proprietary Limited
Opening balance	940,001	1,769,688
Interest	58,731	141,748
Received/Issued	620,202	1,664,939
Repayments	(1,661,932)	(2,701,966)
Foreign exchange difference	43,158	65,592
Closing balance	160	940,001

Minoan Capital Proprietary Limited
Opening balance	276	269
Foreign exchange difference	16	7
Closing balance	292	276

Total debt	452	940,277

Minoan Medical Proprietary Limited:

Loans payable include an unsecured loan of $160 from Minoan Medical, the prior parent entity of DISA Medinotec in South Africa. This loan was initially obtained to support the working capital and capital expenditure expansions of DISA Medinotec during its developmental and startup phases. Following the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability.

The Company is obligated to repay the loan within three years following its initial public offering (IPO), which is defined in the loan agreement as the point at which the business growth is sufficient to list on a national exchange. National exchanges in the United States include the New York Stock Exchange (NYSE), NASDAQ, and NYSE American. During this three-year period, the loan will accrue interest at the prevailing prime lending rate. As of November 30, 2025, the prevailing lending rate in South Africa was 10.25%. The terms of this loan are considered to be market-related.

The Minoan Medical loan has remained unchanged during the three months ended November 30, 2025.

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

During the nine months ended November 30, 2025, the Company repaid substantially all outstanding borrowings. The amount of repayments exceeded the opening loan balance primarily due to the settlement of accrued interest and the effect of foreign currency translation. As of November 30, 2025, loans payable were not material.

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

10.  Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	November 30, 2025 (unaudited) $	Feb 28, 2025 $
Trade accounts payable	1,177,959	1,198,953
Accrued payroll, payroll taxes and leave pay	45,324	9,656
Royalties payable	49,212	16,462
Tax Liability	57,876	195,037
Other payables	—	56,879
Total	1,330,371	1,476,987

One major European Cardiac supplier constituted 64% of the total trade accounts payable as of November 30, 2025.

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

Lease payments in respect of the operating lease liability for the three months ended November 30, 2025 was $8,505 compared to $8,310 for the period ended November 30, 2024, and $24,729 and $24,233 for the nine months ended November 30, 2025 and November 30, 2024 respectively.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of November 30, 2025 was as follows:

Amounts

Remainder of 2026	8,566
2027	14,277
Total undiscounted lease payments:	22,843
Less: Imputed Interest	(975)
Total operating lease liabilities	21,868

Operating lease liabilities, current portion	21,868
Operating lease liabilities, net of current portion	—

The carrying amount of the operating right-of-use asset as of November 30, 2025 was as follows:

Amounts

Opening balance at March 1, 2025	37,301
Depreciation for the nine month period	(20,756)
Foreign exchange adjustments	2,628
Closing balance at November 30, 2025	19,173

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

12.  Stockholders' equity

a.  Authorized and issued stock by period

Authorized:

As of November 30, 2025 the Company had 188,244,452 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of November 30, 2025, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

Shares outstanding as of February 28, 2025, were 11,733,750. During the quarter ended August 31, 2025, the Company issued 10,899 shares of common stock to a retained physician in settlement of research services valued at $54,495 and 10,899 shares to an independent non-executive director as compensation valued at $54,495. The share issue resulted in 11,755,548 shares outstanding as of August 31, 2025. The shares are restricted pursuant to restricted stock agreements and are subject to SEC Rule 144 transfer limitations (or such other transfer restrictions as set forth in the agreements). No cash consideration was exchanged, and the issuance of these shares had no impact on the Company’s cash position. The fair value of the shares issued has been recognized under operating expenses in the Company’s statement of operations. No changes in shares outstanding occurred during the three month period ended November 30, 2025, and therefore the total number of shares outstanding as of November 30, 2025 is 11,755,548.

Issued and outstanding shares:

	November 30, 2025 (unaudited) $	February 28, 2025
Common shares	11,733,750	11,733,750
Stock issued	21,798	—
Total	11,755,548	11,733,750

Share capital:

	November 30, 2025 (unaudited) $	February 28, 2025 $
Common shares	11,734	11,734
Stock issued	22	—
Total	11,756	11,734

13.  Income taxes

For the three months ended November 30, 2025, and 2024, our provision for income taxes was an expense of $139,303 and $171,163, respectively, and $478,547 for the nine months ended November 30, 2025 compared to $418,383 for the nine months ended November 30, 2024.

The effective tax rate for these periods was 26% and 36% for the 3 months ended November 30, 2025 and 2024 respectively, and 36% for the nine months ended November 30, 2025 compared to 38% for the nine months ended November 30, 2024.

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

The effective tax rate for the three months ended November 30, 2025, differed from the U.S. statutory federal income tax rate of 21% primarily due to permanent differences, which include GILTI (Global Intangible Low-Taxed Income) and foreign rate differentials. For the three months ended November 30, 2024, the effective tax rate also differed from the U.S. statutory federal income tax rate due primarily to foreign rate differentials.

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

14.  Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amounts for the nine months ended November 30, 2025
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $160
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $292 Lease liability - $21,868
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a

DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros G. Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros G. Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph P. Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a.  Rent

DISA Medinotec Propriety Limited leases commercial buildings from Minoan Capital. Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. We are currently also renting storage and office space in the US on a 12-month lease agreement from a non-related third party. The lease agreement with Minoan Capital is accounted for as a lease liability, while the US storage and office space is recognized directly as an expense.

Lease payments to Minoan Capital for the quarter ended November 30, 2025 was $8,505 compared to $8,310 for the quarter ended November 30, 2024, and $24,729 for the nine months ended November 30, 2025 compared to $24,233 for the nine months ended November 30, 2024.

Set forth below is a table showing the Consolidated entities' lease payments for the three months ended November 30, 2025 with Minoan Capital:

	Three months ended (unaudited)		Nine months ended (unaudited)

	November 30,	November 30,	November 30,	November 30,
	2025 $	2024 $	2025 $	2024 $
Rent expense	8,505	8,310	24,729	24,233

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b.        Loan

As of November 30, 2025 the Company has an unsecured loan payable of $160 from Minoan Medical, the prior parent entity of DISA Medinotec Proprietary Limited, which is incorporated in South Africa. This loan was originally obtained to finance working capital and capital expenditure (capex) expansions of DISA Medinotec during its developmental and startup phases.

The consolidated entities, particularly Medinotec Inc., have the option to settle this loan earlier in cash or in any equivalent form. The terms of the loan stipulate that it is to be repaid within three years following the initial public offering (IPO) or upon the commencement of trading on a recognized national exchange for example NASDAQ, whichever occurs first. During this three-year period, the loan will accrue interest at the prevailing prime lending rate, which was 10.25% as of November 30, 2025.

The terms of this loan are deemed to be market-related, reflecting conditions that are customary for similar arrangements.

As of November 30, 2025, the Company has an unsecured loan payable of $292 from Minoan Capital. The loan is interest-free with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

15.  Subsequent events

In accordance with ASC 855-10, the Company evaluated subsequent events occurring after November 30, 2025 through the date these financial statements were issued. Based on this evaluation, no additional subsequent events were identified that would require adjustment to, or disclosure in, the financial statements for the nine months ended November 30, 2025.

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

We undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Revenue Concentration Risk: We derive a substantial portion of our revenue from a single customer, DISA Life Sciences, which accounted for approximately 92% of our total revenue for the nine months ended November 30, 2025. Our financial results, cash flows, and operating performance are therefore significantly dependent on the continued business relationship with this customer. A reduction in purchases from, or the loss of, DISA Life Sciences could have a material adverse effect on our results of operations and financial condition. While we endeavor to diversify our customer base, we may not be able to replace this level of revenue in the near term. Investors should consider the potential impact of this customer concentration when evaluating our business and prospects.

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

In May of 2021 in recognition of the advancement in technology in the device, the Trachealator was awarded a Gold Medal in the Medical Design Excellence Awards

The USA recognizes only an FDA approval to accept products into its market. This approval was obtained for the Trachealator in November 2021 through a 510(k) substantially equivalence process for Class II medical devices and sales has since commenced in the USA.

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

Results of Operations for the Three and Nine Months ended November 30, 2025 and November 30, 2024

Revenue

Quarterly Performance

For the three months ending November 30, 2025, consolidated revenue for the Medinotec Group of Companies reached $2,536,994 compared to $2,565,048 during the same period in the prior fiscal year, a marginal decrease of 1%.

Year-to-Date Performance

For the nine months ended November 30, 2025, consolidated revenue was $7,907,325, compared to $5,588,445 in the corresponding period of the previous year, an increase of 41%.

This revenue growth primarily reflects the expansion of our distribution business outside the United States, particularly through enhanced partnerships in South Africa that have driven higher sales volumes in our cardiology and dialysis product lines (as discussed in the "Outside the U.S. Segment" section below), partially offset by a 21% decline in U.S. Trachealator sales during the nine month period due to timing of customer orders. While these results demonstrate improved market penetration, they remain subject to material uncertainties that could impact future performance, including the 30% U.S. tariff on South African imports effective August 1, 2025 (see Item 1A. Risk Factors), which is expected to increase costs for our U.S.-bound shipments and potentially compress gross margins in the Domestic Sales segment (8% of YTD revenue) by 10-15 percentage points in upcoming periods absent mitigation measures. Additionally, foreign currency fluctuations, such as the 5% strengthening of the South African Rand against the U.S. dollar during the period, have partially offset cost pressures but could reverse and adversely affect reported results if the Rand weakens. Management continues to monitor these trends and pursue diversification strategies to reduce concentration risks.

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

○	Revenue from this segment is primarily driven by increasing market penetration of the Trachealator, aided by favorable clinical outcomes, strategic sales channels, and strong relationships with U.S. healthcare providers. The U.S. market remains our second-largest by revenue, after South Africa, and continues to show robust growth potential as demand for respiratory solutions rises, particularly in the wake of heightened awareness and treatment focus of respiratory diseases.
○	Industry Trends: The U.S. medical device market is projected to grow at a CAGR of 4.3% from 2024 to 2029, according to IBIS World, driven by advances in minimally invasive technologies and increasing health spending. With an aging population and rising incidences of chronic respiratory conditions, the demand for innovative solutions such as the Trachealator is expected to continue to rise, benefiting the Group’s domestic sales efforts.

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

Outside the U.S. Segment

Revenue from the Group’s Outside the U.S. segment, which includes both proprietary and distributed products, increased by 3% and 48% for the three and nine months ended November 30, 2025, respectively, to $2,411,128 and $7,500,340, compared to $2,350,114 and $5,074,756 for the corresponding periods in the prior year.

The increase in revenue was primarily attributable to the addition of new distribution revenue streams in South Africa and continued sales efforts related to the Company’s in-house developed products. Revenue growth for the three months ended November 30, 2025 was comparatively modest, as the corresponding prior-year quarter also included revenues from the Company’s renal dialysis distribution product range, which was introduced during the third quarter of fiscal 2025.

In contrast, the significant increase in revenues for the nine months ended November 30, 2025 reflects a base effect resulting from the full-period inclusion of the renal dialysis distribution products, which were not included in revenues for the first and second quarters of fiscal 2025. Accordingly, the three-month periods are more directly comparable than the respective nine-month periods.

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

Inside the U.S. Segment

Revenues from the Group’s U.S. segment, which includes sales of our in-house developed products, decreased by 41% and 21% for the three and nine months ended November 30, 2025, respectively, totaling $125,865 for the three-month period and $406,985 for the nine-month period. This compares to $214,934 and $513,689 for the same periods in the prior year. These decreases were primarily attributable to changes in customer ordering patterns, and a moderation in demand compared to the prior-year periods.

Cost of Goods Sold

The following tables compare cost of goods sold as dollar amounts and as a percent of gross sales for the three and nine months ended November 30, 2025 and 2024:

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Total cost of goods sold	$1,190,942	$1,524,272	$3,633,769	$3,113,979

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Total cost of goods sold %	47%	59%	46%	56%

The composition of the cost of sales figure as a % to the segments is as follows

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Outside United States of America %	97%	98%	97%	98%
Inside the United states of America %	3%	2%	3%	2%

For the three months ended November 30, 2025, cost of goods sold decreased to $1,190,942 from $1,524,272 in the prior-year period, representing a decline of approximately 22.2%. As a result, gross profit increased to $1,346,052 from $1,040,776, and gross margin improved to approximately 53% of revenue, compared to approximately 41% for the three months ended November 30, 2024.

For the nine months ended November 30, 2025, cost of goods sold increased to $3,633,769 from $3,113,979 in the prior-year period, an increase of approximately 16.6%. Gross profit for the nine-month period increased to $4,273,556 from $2,474,466 in the prior year, resulting in a gross margin of approximately 54%, compared to approximately 44% for the nine months ended November 30, 2024.

Gross margin for both the three and nine months ended November 30, 2025 showed improvement compared to the prior year. The improvement was driven primarily by favorable product mix and operational factors, while the overall mix between proprietary and distribution products remained broadly consistent. The increase in gross margin is considered incremental and within management’s expectations.

During the three and nine months ended November 30, 2025, the South African rand (“ZAR”) strengthened significantly against the U.S. dollar. As a substantial portion of the Company’s cost of goods sold is denominated in ZAR, this currency appreciation increased the U.S.-dollar equivalent of those costs, partially offsetting the gross margin improvements discussed above.

Operating Expenses

For the quarter ended November 30, 2025, operating expenses were $793,340, up from $513,325 for the same period in the prior year. For the nine months ended November 30, 2025, operating expenses increased to $2,914,822 up from $1,242,098 for the same period in the prior year. The increase for the nine months was primarily driven by investments in growth initiatives, including sales and marketing activities, as well as higher compliance-related costs.

One of the major components that affects the operating expenses is the cost of compliance for the business, which is included in the General and Administrative line item. Certain costs are once off in nature and others will be recurring.

	Three months ended (Unaudited)
	November 30, 2025	November 30, 2024	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	7,666	19,206	(11,540)	(60)%
General and administrative expenses	435,395	379,217	56,178	15%
Research and development expenses	8,326	69,270	(60,944)	(88)%
Sales and marketing expenses	341,953	45,632	296,321	649%
Total operating expenses	793,340	513,325	280,015	55%

	Nine months ended (Unaudited)
	November 30, 2025	November 30, 2024	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	22,669	56,644	(33,975)	(60)%
General and administrative expenses	1,730,448	1,010,229	720,219	71%
Research and development expenses	123,575	86,142	37,433	43%
Sales and marketing expenses	1,038,130	89,083	949,047	1065%
Total operating expenses	2,914,822	1,242,098	1,672,724	135%

Depreciation and amortization expense included in operating expenses decreased for the three and nine months ended November 30, 2025. The decrease reflects the allocation of a greater portion of depreciation related to property, plant and equipment to cost of goods sold as manufacturing activity increased during the period, in accordance with the Company’s accounting policy. Depreciation allocated to cost of goods sold was $17,436 for the three months ended November 30, 2025, compared to $5,685 for the same period in the prior year, and $50,736 for the nine months ended November 30, 2025, compared to $16,785 for the corresponding prior-year period. The allocation is based on estimated asset usage in the production process and is intended to match depreciation expense with the related revenues.

General and administrative expenses increased for the three and nine months periods ended November 30, 2025, primarily due to the allocation of executive management costs to the Company. Certain executives providing services to the Company are employed by the Company’s distributor, which allocates a portion of these costs to the Company based on time spent on Company-related activities. This allocation has resulted in a recurring monthly charge of approximately $50,000 since March 2025. General and administrative expenses for the nine-month period also included non-cash share-based compensation of $54,495 granted to the Chairman of the Audit Committee for services rendered. The remaining increase reflects normal cost increases associated with the growth of the Company’s operations.

General and administrative expenses per segment is allocated as follows

Three Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
General and administrative expenses	62,702	248,925	372,693	130,292	435,395	379,217

Nine Months Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
General and administrative expenses	676,561	522,048	1,053,887	488,181	1,730,448	1,010,229

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

Research and development expenses decreased to $8,326 for the three months ended November 30, 2025, compared to $69,270 for the same period in the prior year. For the nine months ended November 30, 2025, research and development expenses increased to $123,575 from $86,142 in the prior-year period.

The increase for the nine months ended November 30, 2025 reflects continued research and development activities. The Company follows an R&D-light approach, focusing on commercially viable projects and prioritizing initiatives that are closer to commercialization, including process improvements and manufacturing efficiencies. The decrease in the quarterly expense reflects the timing of research and development activities during the period.

Selling expenses increased to $341,953 for the three months ended November 30, 2025, compared to $45,632 for the same period in the prior year. For the nine months ended November 30, 2025, selling expenses increased to $1,038,130 from $89,083 in the prior-year period.

The increases reflect higher selling costs associated with the Company’s commercial activities. The significant increase in sales and marketing expenses can also be attributed to the timing of conferences and marketing events, which can vary from year to year and create discrepancies when comparing expenses across periods.

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

 Net Income

Net income for the three months ended November 30, 2025, was $403,411, an improvement from $310,311 for the three months ended November 30, 2024. For the nine months ended November 30, 2025, net income was $863,761, up from $682,264 in the corresponding nine-month period of the previous year.

This positive change is primarily attributable to increased sales, as previously discussed.

Included in net income is the contribution to income or loss from operations by segment for the three months ended November 30, 2025. This metric is viewed as the most accurate and operationally driven indicator to illustrate the impact of each segment on net income. By focusing on the contribution from operations, we can more clearly assess how each segment performs independently, allowing for a better understanding of their respective efficiencies and profitability. This approach provides valuable insights into the operational health of the business and supports informed decision-making for future strategic initiatives.

Three Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
Income/(loss) from operations	3,735	(143,627)	548,977	671,079	552,712	527,451

Nine Months Ended November 30 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2025	2024	2025	2024	2025	2024
Income/(loss) from operations	(490,060)	(170,821)	1,848,794	1,403,189	1,358,734	1,232,368

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

For the three months ended November 30, 2025, the Company reported operating income in its Inside the United States segment, compared to an operating loss in the prior-year period. This improvement was primarily attributable to the reversal of a previously recognized allowance for expected credit losses on trade receivables within the U.S. segment. During the quarter, the Company successfully undertook measures to recover outstanding balances from certain customers, resulting in a reversal of the allowance for expected credit losses totaling $97,058. Absent this reversal, operating results for the Inside the United States segment would have remained comparatively consistent with prior periods.

Liquidity and Capital Resources

As of November 30, 2025, the Company reports current assets of $6,472,994 and total assets of $6,852,928. Current liabilities at the same date were $1,352,239, resulting in working capital of $5,120,755. This compares with February 28, 2025 when current assets were $6,423,186 and total assets were $6,808,973 with current liabilities of $1,505,047 and working capital of $4,918,139. The growth in total assets reflects improved liquidity primarily driven by revenue growth, from enhanced sales and marketing efforts in both domestic and international markets.

As of November 30, 2025, the Company had cash and cash equivalents of $2,856,926. Cash flows from operating activities for the nine months ended November 30, 2025 were $1,027,439, reflecting continued profitability and effective working capital management.

During the period, the Company repaid substantially all outstanding debt. Management believes that existing cash balances and cash generated from operations will be sufficient to meet working capital and operating requirements for at least the next twelve months. However, to further strengthen the balance sheet and meet potential listing requirements for a national securities exchange, the Company may seek additional capital through private or public offerings of equity or debt securities. There can be no assurance that any such financing will be available on acceptable terms or at all.

The Company’s liquidity is subject to customer concentration risk, as a significant portion of revenue is derived from a single distributor.

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

Uplist Plans

The Company is currently quoted on the OTCQX market under the symbol MDNC. Management believes the Company's improving financial performance, including revenue growth, profitability, and debt reduction, positions it to pursue a direct uplisting to the Nasdaq Capital Market in the future. The Company may need to raise additional capital and achieve sustained trading metrics (e.g., bid price, public float) to meet applicable requirements. There can be no assurance that the Company will qualify for or complete an uplisting.

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Nine Months Ended November 30, 2025 (unaudited) ($)	Nine Months Ended November 30, 2024 (unaudited) ($)
Net cash provided by (used in):
Operating Activities	1,027,439	779,119
Investing Activities	—	(90,359)
Financing Activities	(982,998)	(843,555)

Cash flows from Operating Activities

Net cash provided by operating activities was $1,027,439 for the nine months ended November 30, 2025, compared to $779,119 in the prior-year period. The increase was primarily driven by higher net income and changes in working capital. Cash flows from operating activities reflect, among other items, an increase in receivables of $107,465 (compared to an increase of $353,322 in the prior-year period), an increase in inventories of $78,695 (compared to an increase of $234,558 in the prior-year period), and an increase in accounts payable and accrued liabilities of $137,769 (compared to an increase of $285,442 in the prior-year period). Cash flows also reflect an increase in prepayments of $66,407 (compared to $41,031 in the prior-year period). Overall, cash flows from operating activities remain consistent with the Company’s normal operating activities.

Profitability Improvement

During the nine months ended November 30, 2025, the Company reported net income of $863,761, compared to $682,264 for the same period in the prior year. The increase in profitability was primarily driven by revenue growth in the Company’s Outside the United States segment, including increased sales of cardiology products and the continued contribution from the renal dialysis distribution product range, which was introduced during the third quarter of fiscal 2025. The inclusion of the renal dialysis products for the full nine-month period, compared to only a partial period in the prior year, contributed to higher revenues and improved overall profitability.

Working Capital Movements

In addition to the improvement in profitability, the remaining increase in cash generated from operations was influenced by favorable movements in working capital. We effectively managed our trade receivables, inventory, and accounts payable to support the revenue growth in the cardiology distribution business.

•	Trade Receivables: Trade receivables increased by $107,465 for the nine months ended November 30, 2025 compared to an increase of $353,322 for the same period in the previous year, directly resulting from increased revenues.
•	Inventory Management: We optimized our inventory levels to align with increased demand, ensuring that we maintain sufficient stock without overcommitting resources. Inventories increased by $78,695 for the nine months ended November 30, 2025 compared to an increase of $234,558 for the same period in the previous year.
•	Accounts Payable: We strategically managed our payables, taking advantage of favorable payment terms to maintain liquidity while supporting our growth objectives. Accounts payable and accrued expenses increased by $137,769 for the nine month period ended November 30, 2025 compared to an increase of $285,442 for the same period in the previous year.

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

Cash flows from Investing Activities

For the nine months ended November 30, 2025, we report no cash flows from investing activities, compared to $90,359 used in the prior period. The cash flows used in investing activities in the prior period relate to the purchase of property, plant and equipment, of which none occurred in the first three quarters of fiscal 2026.

Cash flow from Financing Activities

For the nine months ended November 30, 2025, we reported a use of cash from financing activities of $982,998, compared with cash used of $843,555 in the prior period ended November 30, 2024. This change was primarily driven by the repayment of the related party loan during the second quarter for fiscal 2026.

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

Income Taxes

Income taxes for the nine months ended November 30, 2025 included $592,229 current income taxes and $113,682 deferred income taxes. The change in deferred taxes from a liability of $80,124 at February 28, 2025 to an asset of $34,845 at November 30, 2025 reflects the realization of a temporary difference that arose at the end of fiscal year 2025 due to the timing of taxation on income outside of the U.S. Segment, which had led to the recognition of the deferred tax liability. Prior to this, the trend was that the company carried a deferred tax asset. The swing back to the deferred tax asset in the current period represents a return to the normal deferred tax asset position.

Off Balance Sheet Arrangements

As of November 30, 2025, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies as described in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended February 29, 2025; however, we consider our critical accounting policies to be those related to revenue from the revenue of self-manufactured products, revenue from the distribution of products, allowance for note receivable impairment, and inventories valuation, costing and obsolescence.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from foreign currency exchange rate fluctuations, given that around 95% of our revenue and expenses (Outside the United States segment) are denominated in South African Rand (ZAR), with the U.S. Dollar (USD) as our reporting currency. The ZAR/USD exchange rate averaged 17.8343 during the nine months ended November 30, 2025, with volatility contributing a $242,596 gain to other comprehensive income in Q3. We do not currently use derivative instruments to hedge this exposure.

The following table presents a sensitivity analysis of the potential impact of a hypothetical 10% adverse change in the ZAR/USD rate on our consolidated financial statements as of November 30, 2025 (Item 305(a)(1)(iii)). This assumes constant ZAR-denominated revenue/expenses; a weaker ZAR (depreciation) reduces USD-translated amounts.

Market Risk Sensitive Instrument	Fair Value as of November 30, 2025	Hypothetical 10% Adverse Change (Weaker ZAR)	Estimated Decrease in Fair Value
Net Revenue (YTD Outside US: $7,500,340 exposed)	$7,500,340	ZAR/USD rate from 18.0 to 19.8	$(681,849)

This sensitivity is illustrative and does not reflect management actions (e.g., pricing adjustments). Actual impacts could differ based on timing and hedging strategies. We continue to monitor ZAR volatility, which could materially affect reported results if the Rand weakens further amid South African economic pressures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended November 30, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period ended November 30, 2025, our disclosure controls and procedures were not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended February 28, 2025. We are actively addressing these deficiencies through measures such as enhanced review procedures, with remediation expected to be completed by the end of fiscal year 2026.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the period ended November 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended February 28, 2025, filed with the SEC on May 29, 2025, in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, filed with the SEC on July 16, 2025, and in our Quarterly Report on From 10-Q for the quarter ended August 31, 2025, filed with the SEC on October 8, 2025. The risks described in our Annual Report and Quarterly Report may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Quarterly Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and Quarterly Report, and the information contained below and in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Risks Related to Our Potential Uplisting to a National Securities Exchange

We may be unable to uplist our common stock to a national securities exchange, or maintain such a listing if achieved, which could adversely affect the liquidity and price of our common stock.

We intend to pursue an uplisting of our common stock to a national securities exchange, such as the Nasdaq Capital Market. However, there can be no assurance that we will meet the initial listing requirements, which include minimum thresholds for stockholders' equity, market value of unrestricted publicly held shares, bid price, number of round lot holders, and other quantitative and qualitative criteria. Recent changes to Nasdaq rules have increased emphasis on sustained pre-listing liquidity and public float for companies uplisting from OTC markets. Even if we qualify initially, we may fail to maintain continued listing standards, resulting in delisting. Failure to achieve or maintain an uplisting could limit investor interest, reduce share liquidity, hinder capital raising, and negatively impact our stock price and overall valuation.

We may require additional capital to meet uplisting requirements or support ongoing operations, and any financing could be dilutive, on unfavorable terms, or unavailable.

Our current cash position and operating cash flows may not be sufficient for long-term needs, including costs related to a potential uplisting (such as audits, legal fees, and governance enhancements). We may seek additional funding through public or private offerings of equity or debt securities. Any equity issuance would dilute existing shareholders. Debt financing could involve restrictive covenants or high interest. There can be no assurance that financing will be available when needed, on acceptable terms, or at all. Failure to raise capital could delay or prevent an uplisting and limit growth initiatives.

Efforts to achieve an uplisting, such as financings or corporate actions, could cause stock price volatility or other adverse effects.

To meet liquidity or other requirements, we may pursue capital raises, potentially at a discount, or other measures. Private financings may involve restrictions on shares that delay their contribution to our public float. These actions could temporarily affect our stock price or shareholder rights.

Risks Related to International Geopolitical Conditions

Geopolitical instability, labor unrest, and economic disruptions in certain foreign jurisdictions may indirectly affect our operations.

We conduct our manufacturing operations in South Africa and sell our products internationally. Although we do not have direct sales, operations, or customers in regions experiencing significant instability, such as Venezuela, recent labor strikes, political instability, and economic conditions in Venezuela may contribute to broader regional or global disruptions, including impacts on international trade relationships, energy markets, currency volatility, or global logistics networks.

In addition, changes in diplomatic relationships, foreign policy positions, or international regulatory frameworks involving countries experiencing political or economic instability could result in new or expanded trade restrictions, sanctions, compliance obligations, or logistical challenges imposed by foreign governments, including the United States. Such developments could indirectly affect the availability or cost of certain inputs, transportation services, or third-party suppliers upon which we rely.

While we believe our current supply chain and manufacturing operations are diversified and resilient, we cannot assure investors that future geopolitical developments will not result in increased costs, delays, or other adverse effects on our business, financial condition, or results of operations.

Risks Related to International Military Activity and Geopolitical Developments

Military activities, including joint military exercises conducted by governments, may contribute to geopolitical uncertainty and could indirectly affect global business conditions.

South Africa periodically participates in joint military exercises and other defence-related activities with foreign governments, such as recent exercises with Russia and China. While such activities are not directed at our business and we are not involved in any military or defence operations, heightened geopolitical activity or increased international tensions arising from military cooperation or exercises may contribute to broader uncertainty in global markets.

Such developments could result in changes to international relations, trade policies, regulatory requirements, or market conditions, including potential impacts on currency volatility, transportation logistics, or cross-border commerce. For example, these activities have drawn criticism from Western governments, potentially straining South Africa’s relations with key trading partners like the United States and leading to tariffs, sanctions, or restrictions on market access (as evidenced by the recent 30% U.S. tariff on South African imports).

Although we believe our manufacturing operations and supply chain are appropriately structured to manage normal geopolitical risks, we cannot assure investors that increased geopolitical tensions or related policy responses will not result in higher costs, delays, or other adverse effects on our operations, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended November 30, 2025.

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
Date: January 9, 2026
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: January 9, 2026
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

