Form 10-K
period 2026-02-28
Medinotec Inc.
filed 2026-05-28
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $9,157,135

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,755,548 shares as of May 28, 2026.

1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding our future financial performance, business strategy, product development and commercialization plans, regulatory approvals and clearances (including FDA 510(k) clearances and EU MDR/CE marking for our current and pipeline products), expansion into the United States and other international markets, manufacturing scale-up and supply chain capabilities, reduction of customer and geographic concentration risk (particularly reliance on DISA Life Sciences in South Africa), foreign exchange and currency risks, geopolitical and South Africa-specific risks (including power supply instability, exchange controls, tariffs, potential changes to AGOA benefits, and political or regulatory developments), strategic acquisitions or partnerships, intellectual property protection, and other matters relating to our operations and growth. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” “continue,” the negative of these terms, or other comparable terminology.

These forward-looking statements are based on management’s current expectations, estimates, projections, and assumptions about future events and are not guarantees of future performance. Actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of important factors, risks, and uncertainties, many of which are beyond our control. These factors include, but are not limited to, those discussed in detail under “Item 1A. Risk Factors” and elsewhere in this report, including:

  Our ability to obtain and maintain necessary regulatory approvals and clearances (including FDA 510(k) clearances for additional products and full compliance with the EU Medical Device Regulation);
  The success of our U.S. market entry and commercialization efforts, including sales growth of the Trachealator, Outflo, and future pipeline products;
  Risks associated with our significant customer and geographic concentration, particularly reliance on DISA Life Sciences in South Africa and related-party distribution arrangements;
  Foreign exchange rate volatility, currency controls, and economic or political instability in South Africa (including load-shedding, BEE requirements, and transfer pricing or exchange control regulations);
  Potential changes in U.S. trade policy, tariffs, or preferential market access for South African goods (including AGOA benefits);
  Manufacturing, supply chain, and quality risks, including dependence on third-party suppliers and our ability to scale production;
  Product development, clinical, and commercialization risks for our pipeline products;
  Intellectual property protection and third-party infringement claims;
  Dependence on key personnel and our ability to attract and retain qualified employees;
  Liquidity, capital requirements, and our ability to obtain additional financing on acceptable terms; and
  General economic, industry, and market conditions, including competitive pressures from larger medical device companies.

Because we are a smaller reporting company and our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided by Section 27A of the Securities Act and Section 21E of the Exchange Act to the full extent otherwise available to larger reporting companies. Forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

You should carefully consider the risk factors described in Item 1A of this report, as well as the other information contained or incorporated by reference in this report, before making any investment decision regarding our securities. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations, financial condition, and stock price.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Medinotec,” “Medinotec Group of Companies” or “MDNC” refer to Medinotec, Inc., a Nevada corporation, and its wholly owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Company Overview

Medinotec Inc. was registered on April 26, 2021, in the State of Nevada. With an effective date of April 26, 2022, we acquired DISA Medinotec Proprietary Limited, a South African corporation, from Minoan Medical Proprietary Limited ("Minoan"), a company incorporated in South Africa, and owner of all the capital stock of DISA Medinotec Proprietary Limited. We accomplished the acquisition pursuant to the terms and conditions of a Share Exchange Agreement under common control with Minoan whereby we acquired all the capital stock of DISA Medinotec Proprietary Limited in exchange for the issuance of stock at par value and the transfer of the outstanding loan account.

This purchase was concluded between Minoan and a local newly established investment vehicle of Medinotec Inc. called Medinotec Capital Proprietary Limited in South Africa after Medinotec Inc. registered the company as a shelf company by injecting $10,000 into it on December 18, 2021. Medinotec Capital Proprietary Limited serves as the acquisition vehicle for Medinotec Inc. on the continent of Africa.

Combined these companies now form the Medinotec Group of Companies.

We currently generate revenue from two principal sources: (1) internally designed and manufactured proprietary medical devices and (2) distribution of third-party medical products under exclusive or non-exclusive agreements in defined territories. Our proprietary products include the Trachealator (a non-occlusive airway dilation balloon), the Outflo Aortic Valve Dilation Balloon Catheter, and the Cape Cross family of PTCA balloon catheters. We also distribute a range of cardiology and renal dialysis products on behalf of multinational manufacturers, primarily in South Africa.

Our History

DISA Medinotec Proprietary Limited originated from DISA Vascular 2015, a South African medical device business focused on vascular technologies. DISA Medinotec has historically developed and manufactured medical devices, including products used in cardiology and airway-related procedures. The Company’s products are sold through distributor arrangements in South Africa and certain international markets.

Following the acquisition by Medinotec Inc. through Medinotec Capital Proprietary Limited, the Group continued operating its medical device manufacturing activities from Johannesburg, South Africa. The Johannesburg facility includes manufacturing, warehousing, quality, regulatory, and administrative functions.

The Company has appointed distributors and obtained distribution rights in certain territories, including South Africa, Namibia, Mauritius, the Middle East, Europe, South America, and portions of Asia. The Company has also taken steps to develop sales channels in the United States following FDA 510(k) clearance for Trachealator in November 2021 and Outflo in March 2025. The Company continues to evaluate additional regulatory filings and patent applications in selected territories, subject to commercial feasibility, regulatory requirements, and available resources.

Raw materials and components used in manufacturing are sourced from local and international suppliers. The Company maintains supplier evaluation procedures and quality processes intended to support compliance with applicable regulatory and product specifications.

Employees

As of February 28, 2026, the Medinotec Group of Companies had 48 employees and independent contractors supporting its operations. This consisted of 36 individual full time employees and 12 independent contractors. The 12 independent contractors include a mix of individual contractors and companies engaged to support the Group’s sales and commercialization activities.

Certain of the independent contractors that are companies, including U.S.-based companies, may in turn employ or engage individual sales representatives who participate in sales-related activities for the Group’s products. These individuals are employed or engaged by the relevant independent contractor company and are not employees or individual independent contractors of the Medinotec Group of Companies. Accordingly, where an independent contractor is a company, that company is counted as one independent contractor in the table below, and any individuals employed or engaged by that company are not included in the 48-person count.

The Group’s personnel support the following functions:

  Commercial and sales: pricing, customer engagement, product support, marketing coordination, logistics support, and distributor liaison.
  Marketing: product materials, trade show support, customer communications, and coordination of industry events.
  Warehouse and logistics: inbound and outbound shipments, inventory storage, product handling, and shipment coordination in accordance with applicable quality requirements.
  Technical and manufacturing support: maintenance of manufacturing equipment and technical support for production activities.
  Customer service: order support, customer communication, and coordination of product-related queries.
  Back-office and regulatory support: finance, administration, quality, regulatory affairs, and research and development.

The Company operates in a specialized industry and seeks to retain personnel with relevant technical, manufacturing, regulatory, commercial, and administrative experience. None of the Company’s employees are represented by a labor union. The Company has not experienced any work stoppages.

The table below shows   the approximate number of employees and independent contractors, the employment status as full or part time, and the employer within the Medinotec Group of Companies. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Employer	Number of full-time employees	Number of part-time employees	Number of independent contractors
Medinotec Inc.	3	—	12
Medinotec Capital Proprietary Limited*	—	—	—
DISA Medinotec Proprietary Limited	33	—	—
Total	36	—	12

Group Contractors

DISA Medinotec Proprietary Limited holds distribution arrangements with third-party medical device companies for cardiology and renal dialysis products. These arrangements form part of the Company’s third-party distribution business and supplement the Group’s internally manufactured product portfolio.

Certain third-party distribution relationships were introduced through Minoan Medical Proprietary Limited, which previously acted as distributor before DISA Medinotec assumed responsibility for the relevant distribution activities. The Company appointed DISA Life Sciences, a South African sub-distributor, to support sales and marketing activities in South Africa. DISA Life Sciences also distributes certain internally manufactured Medinotec products in South Africa.

The Company’s principal operating focus remains the development, manufacture, and commercialization of products for which it owns or controls intellectual property, together with the distribution of selected third-party products where management believes such arrangements are commercially appropriate.

The Trachealator received FDA 510(k) clearance in November 2021, permitting the Company to market the product in the United States. As the Company did not have an established U.S. sales infrastructure at that time, it entered into a relationship with Innovative Outcomes and provided a revolving credit facility of up to $750,000 to support the development of distribution infrastructure.

During the quarter ended November 30, 2023, the Company reassessed the relationship after determining that Innovative Outcomes’ focus on the wound care clinic market was no longer aligned with the Company’s intended focus on niche surgical units. The parties separated their respective distribution activities. The note receivable remained subject to its original terms and became payable during fiscal 2024. The Company recorded a full impairment allowance against the receivable as of November 30, 2023 because the receivable was no longer supported by anticipated Trachealator-related revenue streams. Any future recoveries will be recognized when received, as appropriate.

The Company relies on distributor relationships and customer relationships to sell its products, particularly in South Africa. Through its distribution arrangements, the Group has access to a network of sales representatives that service hospitals and healthcare providers in South Africa. The Company may seek to develop or access similar distribution capabilities in the United States; however, there can be no assurance that it will be able to do so on commercially acceptable terms or at all.

The Group has historical reliance on two companies for sales into South Africa: there is reliance on DISA Life Sciences Proprietary Limited (“Disa Life Sciences”) as a customer; and for exports out of South Africa there was historical reliance on Minoan Medical (a related party). These relationships provide the Group with more than 100 sales representatives in the South African Market.

DISA Life Sciences remains a significant customer and distribution partner in South Africa. The Company expects to continue selling products to DISA Life Sciences while it remains commercially viable to do so. Management’s strategy includes seeking to reduce customer and geographic concentration over time by expanding into additional markets. There can be no assurance that these efforts will be successful. Regulatory requirements, market acceptance, reimbursement, competition, pricing pressure, and other barriers to entry may limit or delay the Company’s ability to diversify revenue away from the South African market and from DISA Life Sciences.

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

•	DISA Life Sciences is a South African medical device distributor with an established sales and marketing presence in the South African market. DISA Medinotec entered into the relationship to access existing distribution capabilities rather than building a separate internal sales force for the South African market. DISA Life Sciences uses its own sales personnel and certain subcontractors to support sales within South Africa. Following the Company’s decision to manage exports internally, the DISA Life Sciences relationship primarily relates to sales and distribution within South Africa.

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

Medinotec Capital (Pty) Ltd

Medinotec Capital Proprietary Limited was incorporated in South Africa as an investment holding company for the Group’s African operations. It currently holds the Company’s investment in DISA Medinotec Proprietary Limited. The use of a holding company structure assists the Group in managing its African investments, intercompany arrangements, and related transfer pricing considerations.

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

The Company’s business strategy is focused on:

1.	maintaining and expanding its existing product portfolio;
2.	developing internal manufacturing, quality, regulatory, and commercial capabilities; and
3.	evaluating acquisitions, distribution arrangements, or other strategic transactions where management believes they may support the Company’s operations or market access.

Our strategy includes investing in the entire value chain, ranging from the importation of raw materials, manufacturing capabilities and the marketing and selling of products, through to the distribution of our products to customers via our sales network.

A high-level overview of our strategy follows in this annual report on Form 10-K, which is followed by a discussion on how we implement this strategy.

Operating Capabilities

The Company’s operations include product development, manufacturing, quality management, regulatory affairs, sales support, and distribution management. Management believes the following operating capabilities are relevant to the Company’s business:

  experience in developing and manufacturing selected balloon catheter and airway dilation products;
  manufacturing operations in South Africa, including cleanroom production capabilities;
  quality management and regulatory processes applicable to medical device manufacturing;
  distributor relationships in South Africa and selected international markets;
  experience with product registration and regulatory submissions in selected jurisdictions; and
  internal technical, quality, regulatory, finance, and administrative support functions.

These capabilities are subject to the risks described in Item 1A, including risks relating to regulation, customer concentration, manufacturing, product quality, market acceptance, competition, and the Company’s ability to obtain additional funding if required.

The Three Pillars of our Strategy

The Company’s strategy is organized around three areas: (1) maintaining and expanding its proprietary product portfolio, (2) developing internal manufacturing, quality, and regulatory capabilities, and (3) evaluating acquisitions, distribution arrangements, or other strategic relationships where management believes they may support the Company’s business.

1.	Innovate and Grow our Product Range

DISA Medinotec Proprietary Limited develops and manufactures selected medical devices, including products used in cardiology and airway-related procedures. The Company has invested in product development, intellectual property protection, manufacturing processes, and regulatory submissions for certain products.

The Company currently has commercially available products and developmental products. Historically, a significant portion of revenue and gross profit has been generated in South Africa. Management’s strategy includes maintaining the existing South African business while seeking opportunities to commercialize selected products in additional markets, including the United States and certain other regulated markets, subject to regulatory clearance, distributor arrangements, market acceptance, pricing, reimbursement, and available resources.

The Company also evaluates changes to existing products and new product development opportunities where management believes these may be commercially viable and consistent with the Company’s technical and regulatory capabilities.

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

The Company’s expansion efforts are focused on markets where the relevant procedures are performed and where the Company believes its products may be commercially viable. These efforts may include:

  identifying and appointing distributors;
  supporting product training and technical education where appropriate;
  obtaining or maintaining required regulatory approvals or registrations;
  supporting product adoption by healthcare providers; and
  evaluating whether clinical data, publications, or other product information may support market access.

There can be no assurance that these activities will result in increased sales, market acceptance, or reduced customer concentration.

In addition, we appointed and trained various distributors in the Middle East, Europe, portions of Asia and South America, with several training initiatives also held in the USA where FDA approval have been granted for the Trachealator and Outflo following the 510(k) substantially equivalence process for Class II medical devices. This has enabled us to start sales in the USA.

Demand for the Company’s products is affected by procedure volumes, healthcare infrastructure, hospital purchasing patterns, reimbursement, pricing pressure, regulatory requirements, and broader economic conditions in the markets in which the Company operates. The Company’s current revenue remains concentrated in South Africa, although management continues to evaluate opportunities in other markets where regulatory and commercial conditions support market entry.

The United States is an important target market for the Company because certain of its products have received, or may in the future seek, FDA 510(k) clearance. U.S. sales for fiscal 2026 were $611,860, representing 6% of total sales, compared to $678,105, representing 7% of total sales, in fiscal 2025. The Company’s ability to increase U.S. revenue will depend on factors including regulatory clearance, product adoption, distributor or sales arrangements, reimbursement, pricing, competition, and available capital.

Key Market Trends and Our Response to These

Medical device markets are affected by demand for less invasive procedures, hospital cost controls, reimbursement practices, product innovation, and competition. These factors may create opportunities for products used in minimally invasive procedures, but they may also increase pricing pressure and require ongoing investment in product development, regulatory compliance, quality systems, and commercial support.

The Company seeks to respond to these trends by maintaining its current product portfolio, evaluating product development opportunities, managing manufacturing costs, and supporting regulatory submissions in selected markets. The Company’s ability to benefit from these trends is subject to market acceptance, regulatory clearance, reimbursement, competition, and the risks described in Item 1A.

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

The Company may seek additional distributor relationships, strategic relationships, or financing arrangements to support its activities in North America and other selected markets. There can be no assurance that such arrangements will be available on acceptable terms or that they will result in increased revenue.

Our Competitor Landscape

The Medinotec Group of Companies operates in highly competitive medical device markets characterized by a number of large, multinational players as well as a number of small, regional or local distributors. Some of the major players include Johnson & Johnson, Boston Scientific, Cook Medical, Cordis, B. Braun, Teleflex, Medtronic, Merit Medical, Endotec, Conmed and Cadence.

Competition is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. The principal competitive factors in these markets are product features, value-added solutions, reliability, clinical evidence, reimbursement coverage, and price.

We compete with many companies having significantly more capital resources, larger research laboratories and more extensive distribution systems. As a smaller company with limited market share, we are particularly vulnerable to these competitive pressures, especially as we seek to expand commercialization of our proprietary devices into the highly regulated and competitive United States market. As such, there are no assurances that we will be able to compete and gain market share.

2.	Build our Competencies

The Company has invested in its Johannesburg manufacturing facility, including cleanroom production capacity, laboratory space, packaging areas, sterilization capabilities, and equipment used in the development and manufacture of selected medical devices. The facility supports activities conducted under the Company’s ISO 13485 Quality Management System.

The Company’s manufacturing capabilities include processes relevant to balloon catheter and related device production, including balloon forming, bonding, coating, catheter lamination, packaging, and sterilization-related activities. These capabilities support the Company’s current products and certain product development activities.

At present, management does not intend to prioritize significant additional expansion of the production facility. The Company expects to focus available resources on maintaining current operations, supporting regulatory and quality requirements, product development, and commercial activities.

3.	Make Strategic Bolt-on Acquisitions

While strategic bolt-on acquisitions remain a consideration in our business plan, we currently have no active due diligence processes underway and no imminent acquisition transactions at this time.

 Our Implementation Plan

The Company’s implementation plan is focused on the following operating priorities:

  maintaining manufacturing and quality processes for existing products;
  supporting regulatory compliance and product registrations in selected jurisdictions;
  managing distributor and customer relationships in South Africa and selected international markets;
  evaluating product development opportunities that align with the Company’s technical, regulatory, and financial resources;
  managing inventory levels to support expected demand while limiting excess or obsolete inventory;
  managing operating costs and working capital; and
  evaluating acquisitions, distribution arrangements, or other strategic transactions where management believes they may be commercially appropriate.

The Company’s ability to execute this plan depends on, among other factors, available capital, regulatory approvals, supplier performance, production capacity, customer demand, distributor performance, reimbursement, competition, and macroeconomic conditions.

Product Distribution

We have appointed various distributors to grow sales internationally, especially in Europe, North America, South America, Middle East, portions of Asia as well as Namibia and Mauritius.

As of February 28, 2026, the Company was represented in approximately 45 countries and had 31 appointed distributors globally. Product registrations were received in several additional jurisdictions during fiscal 2026, while registrations remained pending in certain other jurisdictions. All exports are managed directly from South Africa by the Company’s export manager.

We have had several training initiatives held in the US where FDA approval has been granted for both the Trachealator and Outflo following the 510(k) substantially equivalence process for Class II medical devices

The Company intends to continue evaluating distributor arrangements and regulatory requirements in additional markets, including Australia, Japan, and China. Entry into these markets would be subject to local regulatory approvals, commercial feasibility, distributor arrangements, and available resources.

Through the operating subsidiary DISA Medinotec Proprietary Limited, we ship our products to customers directly by freight or by air and through our network of in-house and courier partners. Recent market trends have resulted in more product volumes being transported by high-efficiency road freight.

The Company maintains distribution facilities in Johannesburg, South Africa and New York, United States of America. These facilities support access to road and air freight routes. The Company evaluates its distribution arrangements from time to time to manage delivery timing, inventory availability, freight costs, and customer requirements.

Product Manufacturing – Quality Assurance and Regulatory Requirements

Quality Management

The Company maintains documented procedures and a Quality Management System (“QMS”) intended to support compliance with ISO 13485, the European Union Medical Device Regulation 2017/745, U.S. FDA 21 CFR 820 regulations, and applicable South African regulatory requirements.

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

International Quality Regulations

Many of our products require CE marking before they can be sold in the European Union. CE marking indicates that a product has been assessed by the manufacturer and deemed to meet EU safety, health and environmental protection requirements. Most of our products carry the CE Mark. It is required for products manufactured anywhere in the world that are then marketed in the European Union.

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

The Company is in the process of addressing applicable requirements under the Medical Device Regulation (MDR) 2017/745. The Trachealator has been certified under this regulation, and technical files for certain remaining products are under review by DEKRA.

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

The Company has obtained FDA 510(k) clearance for the Trachealator, and U.S. sales have commenced. FDA 510(k) clearance has also been obtained for Outflo, and the company is currently implementing marketing strategies in the United States with sales expected to commence in fiscal 2027. There can be no assurance as to the timing or outcome of any pending or future FDA submissions.

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

	The Medinotec Group of Companies for the Years Ended
	February 28, 2026	February 28, 2025
Compliance cost	$362,172	$526,603

It should be noted that as we approach market and sales readiness with our products our compliance costs are increased to facilitate the path to sell products into new territories and to ensure legal and statutory compliance in these markets. The fluctuations in annual and quarterly compliance costs can be attributed to these new markets being prepared for sales activities. Compliance costs decreased during fiscal 2026 compared to fiscal 2025, primarily due to lower audit fees following the change in the Company’s independent registered public accounting firm, as well as higher prior-year costs associated with seeking FDA approval for OutFlo, which was granted in March 2025.

Medical Device Regulation

Regulatory approvals and market acceptance are material to the Company’s business. The regulatory approval process for medical devices, including FDA clearance in the United States and CE/MDR certification in Europe, can be lengthy, costly, and uncertain. If the Company is unable to obtain or maintain required approvals, clearances, registrations, or certifications, or if approvals are delayed, the Company may be unable to commercialize certain products or may experience delays in commercialization. Even where regulatory clearance or certification is obtained, there can be no assurance that the relevant products will achieve market acceptance. See below and Item 1A. Risk Factors for further discussion of regulatory, compliance, and environmental risks in connection with our medical device products.

Regulation of Medical Devices in Europe

Medical devices placed on the market in the European Economic Area must comply with the Medical Device Regulation (MDR) (EU) 2017/745, which sets out the essential safety and performance requirements that all devices must meet. Under the MDR, manufacturers must undergo a conformity assessment process (typically involving an independent accredited Notified Body for higher-risk devices) to demonstrate compliance before the device can be CE-marked and legally sold throughout the EEA.

The Company maintains CE Mark certification for most of its products and is progressing toward full compliance with the MDR. The Trachealator has been certified under the MDR, and technical files for the remaining products are under review by the Notified Body.

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

Regulation of Medical Devices in Other Key Markets

Australia, Japan, and China have their own independent regulatory systems (Therapeutic Goods Administration – TGA; Pharmaceuticals and Medical Devices Agency – PMDA; National Medical Products Administration – NMPA respectively) and do not automatically accept CE marking or FDA clearance. Separate local registrations, testing, and compliance requirements apply in these jurisdictions.

The Company is also subject to numerous and increasingly stringent environmental, health and safety laws and regulations in the jurisdictions in which it operates.

Federal, State, and Foreign Fraud and Abuse and Physician Payment Transparency Laws.

In addition to FDA restrictions on the marketing and promotion of our medical devices, other federal, state and foreign laws may restrict our business practices particularly as we expand commercialization of our products into the United States and other markets where our devices may be reimbursable under government healthcare programs. These laws include, without limitation, anti-kickback, false claims laws, and physician payment transparency laws.

The federal Anti-Kickback Statute prohibits knowingly and willfully offering, paying, soliciting, or receiving any remuneration (in cash or in kind) to induce or reward the purchase, order, or recommendation of any item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federal healthcare programs. Violation of the Anti-Kickback Statute can also result in liability under the Civil Monetary Penalties Law (originally enacted as the Civil Monetary Penalty Act of 1981). Current penalties under the Civil Monetary Penalties Law can reach up to $100,000 per violation plus three times the amount of the remuneration, as well as exclusion from federal healthcare programs such as Medicare and Medicaid.

The federal False Claims Act prohibits knowingly presenting or causing to be presented a false or fraudulent claim for payment to the federal government, or knowingly making or using a false record or statement material to a false or fraudulent claim. Liability can arise even without specific intent to defraud. Private parties may bring “qui tam” lawsuits on behalf of the government and share in any recovery. Penalties include civil fines ranging from $14,308 to $28,619 per false claim, plus up to three times the damages sustained by the government, and potential exclusion from federal healthcare programs. The criminal False Claims Act imposes additional penalties for knowingly presenting a false claim to the government.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created federal criminal statutes prohibiting schemes to defraud healthcare benefit programs (including private payers), embezzlement from such programs, and making false statements in connection with the delivery of or payment for healthcare services.

Many states have similar fraud and abuse laws that may be broader than their federal counterparts and apply regardless of the payor. In addition, many foreign jurisdictions in which we operate or plan to operate, including the European Union and South Africa, have analogous laws restricting improper payments and promotional activities involving healthcare professionals.

The Physician Payments Sunshine Act (now administered through the federal Open Payments program) requires manufacturers of drugs, biologics, and medical devices covered by Medicare, Medicaid, or CHIP to report annually to the Centers for Medicare & Medicaid Services certain payments or other transfers of value made to physicians, teaching hospitals, and other covered recipients. We are subject to these reporting requirements as we commercialize our devices in the United States. Failure to comply with these transparency and fraud and abuse laws could result in significant civil and criminal penalties, exclusion from government programs, and reputational harm.

Data Privacy and Security Laws.

In addition to other regulatory requirements, we are or may become subject to various federal, state, and foreign laws governing the collection, use, disclosure, and protection of personal information, including protected health information (“PHI”) and other sensitive data. These laws include the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the European Union General Data Protection Regulation (“GDPR”), and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (“CCPA/CPRA”).

HIPAA establishes national standards for the privacy and security of PHI. It applies to covered entities (such as healthcare providers and plans) and their business associates (including contractors or agents that create, receive, maintain, or transmit PHI on behalf of a covered entity). HIPAA requires safeguards to protect the confidentiality, integrity, and availability of electronically transmitted or stored PHI, restricts the use and disclosure of PHI, and grants individuals certain rights regarding their health information (such as the right to access or amend records). In the event of a breach of unsecured PHI, HIPAA mandates notification to affected individuals without unreasonable delay and no later than 60 days after discovery. Breaches affecting 500 or more individuals must also be reported to the U.S. Department of Health and Human Services (HHS) and the media. Failure to comply with HIPAA’s privacy and security rules can result in civil monetary penalties of up to $71,000 per violation (adjusted for inflation), with an annual maximum of approximately $2.1 million for identical violations, as well as potential criminal penalties.

Many states have data privacy and breach notification laws that are broader than HIPAA or apply regardless of payor. For example, the CCPA/CPRA grants California residents rights to access, delete, and opt out of the sale of their personal information and creates a private right of action for certain data breaches. Although exceptions exist for PHI regulated by HIPAA, the CCPA/CPRA may still apply to certain personal data we process outside of covered healthcare activities.

In the European Economic Area, the GDPR and related national laws impose strict requirements on the processing of personal data, including special categories of data such as health information. As we expand operations and potentially process data of EEA individuals (including employees, customers, patients, or clinical trial participants), we must ensure compliance with GDPR principles such as lawful basis for processing, data minimization, security, and accountability. Violations of the GDPR can result in fines of up to 4% of global annual turnover or €20 million, whichever is greater.

We maintain policies, procedures, and technical safeguards designed to protect personal and health information; however, as we commercialize our devices in the United States and other regulated markets and handle increasing volumes of patient or clinical data, our exposure to these laws will grow.

Healthcare Reform.

The U.S. and certain foreign jurisdictions continue to consider or have enacted legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. Policymakers and payors remain focused on containing healthcare costs while seeking to improve quality and expand access. These efforts include ongoing cost-containment measures, value-based payment models, and reforms to reimbursement for medical devices.

In the United States, recent initiatives such as the One Big Beautiful Bill Act of 2025 and the new CMS/FDA RAPID coverage pathway (announced in April 2026) aim to accelerate Medicare reimbursement for certain breakthrough devices following FDA approval. While these developments could benefit our U.S. commercialization efforts for products such as the Trachealator and Outflo catheters, broader cost-containment pressures—including site-neutral payments, expanded use of ambulatory surgical centers, and ongoing scrutiny of device pricing—may limit coverage of or reduce reimbursement for procedures using our devices. Any such changes could reduce demand for our products or create additional pricing pressure.

In the European Union, the Health Technology Assessment Regulation (effective since January 2025) requires Joint Clinical Assessments for high-risk medical devices, which may influence national reimbursement decisions. In South Africa, the phased implementation of National Health Insurance (NHI) continues, with Phase 2 (2026–2028) focused on centralized purchasing and reimbursement reforms that could affect our local distribution and pricing strategies.

We expect additional state, federal, and foreign healthcare reform measures to be adopted in the future. Any of these could limit the amounts that governments or private payors will reimburse for our products or the procedures in which they are used, potentially reducing demand or increasing pricing pressure.

Our Key Products

The Company’s key products include the Trachealator, the Outflo Aortic Valve Dilation Balloon Catheter, and the Cape Cross family of balloon catheters. Certain additional products remain in development or are subject to regulatory review. The discussion below summarizes the Company’s principal products and selected developmental products.

The Trachealator

The Trachealator is a non-occlusive airway dilation balloon intended for use in selected airway dilation procedures. Tracheal and bronchial stenosis can arise from a number of causes and may require one or more dilation procedures, depending on the patient and clinical circumstances.

The Trachealator received CE Mark approval in 2019 and FDA 510(k) clearance in November 2021. The product is sold in selected markets, including parts of Europe, the Middle East, South America, portions of Asia, South Africa, and the United States. In May 2021, the product received a Gold Medal in the Medical Design Excellence Awards.

The Trachealator received the CE Mark of approval by a European notifying body (DEKRA). CE Marking is a qualification mandatory for any product to be sold in countries of the European Union.

The USA recognizes only an FDA approval to accept products in its market – a 510(k) accreditation that was obtained in November 2021 for the Trachealator and sales has since commenced in the USA.

FDA clearance and CE/MDR certification may support regulatory submissions or market access in certain jurisdictions, but medical device approval requirements differ by country. Some jurisdictions require additional local registrations, testing, certifications, or quality requirements before a product may be sold. The Company evaluates market entry requirements on a jurisdiction-by-jurisdiction basis.

For example, Australia (Therapeutic Goods Administration – TGA), Japan (Pharmaceuticals and Medical Devices Agency – PMDA), and China (National Medical Products Administration – NMPA) have their own independent regulatory systems and do not automatically accept CE marking or FDA clearance.

The Trachealator

The Trachealator

Outflo Aortic Valve Dilation Balloon Catheter

The Outflo Aortic Perfusion and Dilation Catheter is a non-occlusive perfusion balloon to allow the expansion of the aortic valve without impeding the cardiac output.

The product is intended for use in selected procedures involving post-dilation of an artificial valve in TAVI (Transcatheter Aortic Valve Implantation), where clinically appropriate.

FDA clearance was obtained on March 11, 2025. Outflo is currently marketed in South Africa, and marketing activities in the United States commenced during the fourth quarter of fiscal 2026.

Outflo Aortic Valve Dilation Balloon Catheter

The Cape Cross PTCA Catheter

The Company designed and developed the Cape Cross range of semi-compliant coronary PTCA catheters. The product has obtained CE Mark approval and is sold in South Africa and selected international markets.

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

The Cape Cross PTCA Catheter

Cape Cross Non-Compliant (“NC”) Catheter

The Cape Cross NC Catheter was developed as a non-compliant balloon catheter for post-dilation procedures. The product has obtained CE Mark approval and is sold in South Africa and selected international markets. After placement of a stent, a non-compliant balloon catheter may be used to assist with stent apposition, depending on the clinical circumstances.

The Cape Cross Non-Compliant (“NC”) Catheter

The Micro CTO Catheter (Developmental)

The Company has developed a micro CTO (Chronic Total Occlusion) balloon catheter range with diameters from 0.70 mm to 1.25 mm as a size range extension to the Cape Cross PTCA Catheter.

The product is intended for use in selected coronary cases involving chronic total occlusions, subject to applicable regulatory approvals or certifications. The technical file was submitted to the Company’s Notified Body at the end of July 2023 and remains under review.

The process of seeking FDA clearance for the Cape Cross PTCA catheter range through the 510(k) substantial equivalence process commenced in January 2024. There can be no assurance as to the timing or outcome of this process.

StaXstop Catheter (Developmental)

The StaXstop Catheter is an epistaxis catheter intended for use in the management of nasal bleeding. The product remains in the development pipeline and is currently subject to research and development, testing, pre-production prototyping, and related product validation activities. The Company expects that the product will require FDA 510(k) clearance before it may be marketed in the United States.

Septus Balloon (Developmental)

The Septus Balloon is a nasal fracture balloon intended for use in selected nasal procedures. The product remains in the development pipeline and is currently subject to research and development, testing, and pre-production prototyping activities. Further development, regulatory review, and commercialization assessments will be required before the product may be marketed in applicable jurisdictions.

Vaultseal Balloon (Developmental)

The Vaultseal Balloon is a balloon product intended for use in selected gynecological procedures. The product remains in the development pipeline and is currently subject to research and development, testing, and pre-production prototyping activities. The Company will continue to evaluate the product’s regulatory pathway, commercial feasibility, and timing of any potential market introduction.

Product Development Pipeline

The following distinct and finite developmental phases / stages are applicable to all our product pipeline, namely:

1)	R&D

2)	Pre-production prototyping

3)	Testing

4)	Production

5)	Clinical trials

6)	MDR/CE Mark accreditation

7)	Local marketing & selling

8)	International sales outside the US

9)	FDA 510 (k) approval

10)	Sales to the United States.

The products described have reached the following stages:

Trachealator:	FDA 510(k) clearance and CE/MDR certification obtained. The Company continues to supply Trachealators to private and academic hospitals throughout the United States.

OutFlo Aortic Valve Dilation Balloon Catheter:	FDA clearance was obtained on March 11, 2025. Outflo is in market in South Africa, and extensive marketing in the United States has commenced during the fourth quarter of fiscal 2026.
Cape Cross PTCA Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Cape Cross NC Catheter:	Application for FDA 510(k) clearance in progress with external consultants. Final submission pending. CE certification under the MDD has been obtained, and is still valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Micro CTO Catheter:	R&D, testing, and pre-production prototyping completed. Technical File submitted to the Notified Body in July 2023 and remains under review as of the date of this report.

StaXstop Catheter:	Developmental / Pipeline: An epistaxis catheter - R&D, Testing, Pre-Production Prototyping, Testing, Production, Clinical Trials – FDA 510(k) exempted (Class I product)

Septus Balloon:	Developmental / Pipeline: A nasal fracture balloon – R&D Testing, Pre-Production Prototyping, Testing.

Vaultseal Balloon:	Developmental / Pipeline: A gynae vaginal vault sealing balloon: R&D Testing, Pre-Production Prototyping, Testing.

See Item 1A. Risk Factors for a discussion of risks associated with product development, clinical trials, and regulatory approvals.

Intellectual Property

The Medinotec Group of Companies currently holds various product registration certificates and operating licenses, which allow us to operate as an importer of raw materials for the manufacture of medical devices and an exporter and distributor of these products within the territories we service. We also hold various patents, trademarks, and other intangible proprietary rights that are considered material to the business and its ability to compete effectively with other companies.

The Medinotec Group pursues patent protection in selected jurisdictions where management believes such protection is appropriate for patentable subject matter in its products. The Company also reviews publicly available third-party patents and patent applications where relevant to its product development and commercialization activities. These activities are intended to support the Company’s intellectual property position and reduce the risk of infringing third-party rights, although there can be no assurance that these efforts will be effective.

Due to the Trachealator being fairly new, patent applications for the Trachealator have been filed in the following countries or regions: USA, European Union, China, Australia, Korea and South Africa. All other products are either not novel enough to file a patent or not yet developed far enough to start filing processes.

The status of these applications is listed below:

1)	USA:	Patent No. 12,036,376, B2 has been granted on July 16, 2024. This patent is valid until April 28, 2040.
2)	China:	Patent No. 201880086558.2 has been granted on March 31, 2023. This patent is valid until December 12, 2038.
3)	South Korea:	Patent No. 10-2635372 has been granted on February 5, 2024. This patent is valid until September 4, 2040.
4)	European Union:	European Community Registered Patent No. 18903920.9 / has been granted with effect from March 5, 2025. The patent is valid until March 4, 2045.
5)	South Africa:	Patent No. 2020/02618 has been granted on July 27, 2022. This patent is valid until July 27, 2040.
6)	Australia:	Australian Registered Patent No. 2018406682 / has been granted on December 12, 2025. The patent is valid until December 11,2038.

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

The Company sells to or through hospitals, clinics, third-party healthcare providers, distributors, governmental healthcare programs, and group purchasing organizations. A significant portion of the Company’s revenue is generated through distributor relationships, including DISA Life Sciences in South Africa.

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

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision regarding our securities. The occurrence of any of the following risks, or additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. In such a case, you may lose all or part of your investment.

SUMMARY OF PRINCIPAL RISK FACTORS

The following is a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and stock price. This summary does not include every risk we face; a more complete discussion of the risks set forth below appears later in this Item 1A under the corresponding headings. You should read the full “Risk Factors” section for a more detailed discussion of these and other material risks.

Liquidity, Capital Needs and Dilution Risk

We may require additional capital to fund U.S. commercialization, product development and potential acquisitions. There can be no assurance that such financing will be available on favorable terms, or at all. Any future equity offerings would dilute existing shareholders, and our failure to obtain necessary capital could delay or prevent execution of our growth strategy.

Customer and Geographic Concentration Risk

We derive a substantial majority of our revenue from a limited number of customers and geographic markets. In particular, sales to DISA Life Sciences in South Africa represented approximately 89% of our total revenue for the fiscal year ended February 28, 2026. Any loss or material reduction in business with DISA Life Sciences, or any disruption in the South African market, would have a material adverse effect on our revenue, profitability and cash flows.

Regulatory and Product Approval Risk

Our ability to commercialize current and future products in the United States and other major markets depends on obtaining and maintaining regulatory clearances and approvals, including FDA 510(k) clearance and compliance with the EU Medical Device Regulation (MDR). Delays in, or failure to obtain, these approvals, or any subsequent product modifications that require new clearances, could prevent or significantly delay product launches, harm our reputation and materially adversely affect our growth and financial results.

South Africa-Specific Operational and Political Risks

Our primary manufacturing operations are located in South Africa, exposing us to country-specific risks including frequent load-shedding and unstable power supply, political instability, Broad-Based Black Economic Empowerment (BEE) requirements that could limit growth or talent acquisition, stringent exchange controls that may restrict or delay repatriation of funds to the United States, and potential changes in South African tax, labor or regulatory policy. Any of these factors could disrupt manufacturing, increase costs or impair our ability to fund U.S. operations.

Geopolitical, Trade and Tariff Risks

We are subject to risks arising from U.S. tariffs on South African goods, potential revocation or modification of AGOA benefits, retaliatory trade measures, and broader geopolitical tensions (including conflicts involving Iran and global shipping disruptions). These developments could materially increase our costs, reduce competitiveness in the U.S. market, disrupt supply chains and adversely affect revenue and margins.

Dependence on Key Personnel and Founder Control

Our future success depends heavily on the continued service of our founder, CEO and director Dr. Gregory Vizirgianakis and our CFO Pieter van Niekerk. In addition, Dr. Vizirgianakis and his brother Stavros together control approximately 81% of our voting power. The loss of either key executive, or any actions by the controlling shareholders that are not aligned with minority shareholders, could materially harm our business, strategy execution and governance.

Market and Securities Risks

Our common stock trades on the OTCQX and is subject to “penny stock” rules, which may limit liquidity and make it more difficult for investors to sell shares. The market price of our stock may be highly volatile, and we may be unable to uplist to a national securities exchange or maintain such a listing if achieved. These factors could result in substantial losses for investors and limit our ability to raise capital in the future.

Product Development, Competition and Commercialization Risk

Our growth depends on successfully developing and commercializing new products and line extensions. Many of these products are in the development pipeline and may never reach market, may fail to obtain regulatory approval or may not achieve commercial acceptance. We also face intense competition from much larger, well-capitalized medical device companies, which could limit our market share and profitability.

Investing in our securities involves a high degree of risk. You should carefully review the full discussion of these and other risks in the “Risk Factors” section below before making an investment decision.

Risks Related to our Financial Position and Need for Capital

 The Medinotec Group of Companies may need additional financing – any limitation on our ability to obtain such additional financing could have a material adverse effect on the business, financial condition, and results of operations.

Our expansion plans, particularly the continued commercialization of our products in the United States (including the Trachealator and Outflo), pursuit of additional FDA 510(k) clearances, and scaling of manufacturing and regulatory compliance activities, may require additional capital. We may also need capital to operate our business in response to circumstances caused by the risks described in this report, including customer concentration, foreign exchange volatility, and South Africa-specific operational challenges.

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

Any potential future debt service obligations may require us to use a portion of the operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding the future expansion of the business, acquisitions, and ongoing capital expenditures, which could impede growth. If operating cash flow and capital resources are insufficient to service debt obligations, we may be forced to sell assets, seek additional equity or debt financing or to restructure our debt, which could harm long-term business prospects.

Our failure to comply with the terms of any potential future debt obligations could also result in an event of default which, if not cured or waived, could result in the acceleration of all its debt and impact our ability to operate as a going concern.

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

Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. The fact that we operate in multiple territories (including the United States and South Africa) heightens this risk in specific territories.

Risks Relating to Business Operations

Consolidation in the healthcare industry could have an adverse effect on revenues and results of operations of the Medinotec Group of Companies.

Many healthcare companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions or demand more favorable contract terms.

As a smaller company with limited market share, we are particularly vulnerable to these dynamics. Our business is already subject to significant price pressure in both our proprietary product lines and our distribution business. Larger consolidated customers or distributors may demand deeper discounts, volume-based rebates, or exclusive arrangements that favor our much larger, better-capitalized competitors. If we are forced to reduce our prices or lose existing distributor relationships (including our significant relationship with DISA Life Sciences) as a result of industry consolidation, our revenues, gross margins, profitability, and cash flows could be materially and adversely affected.

We believe our low-cost manufacturing base in South Africa provides some competitive advantage, but there can be no assurance that this advantage will be sufficient to offset the pricing and contracting leverage held by larger consolidated entities.

Healthcare industry cost-containment measures could result in reduced sales of the Medinotec Group of Companies medical devices and medical device components.

Most of our customers and the healthcare providers to whom our customers supply medical devices, rely on third-party payers, including government programs (such as Medicare and Medicaid in the United States and public healthcare funding in South Africa) and private health insurance plans, to reimburse some or all the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used.

The continuing efforts of governmental authorities, insurance companies and other payers of healthcare costs to contain or reduce these costs, through mechanisms such as reduced reimbursement rates, bundled payments, competitive tender processes, prior-authorization requirements, and value-based purchasing, could lead to patients being unable to obtain approval for payment from these third-party payers or could cause hospitals and other providers to favor lower-cost alternatives.

If third-party payer payment approval cannot be obtained by patients, or if providers face increased pressure to reduce procedure costs, sales of finished medical devices that include our components (including our proprietary Trachealator, Outflo, and Cape Cross products) may decline significantly. Our customers, including distributors and hospitals, may reduce or eliminate purchases of our devices in favor of lower-priced competitors. These pressures are particularly acute in the U.S. market where we are expanding commercialization efforts and in South Africa where a large portion of our current revenue is generated. The cost-containment measures that healthcare providers are instituting, both in the United States and outside of the United States, could harm our ability to maintain pricing levels, achieve anticipated sales volumes, and operate profitably.

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

The research, development, marketing and sale of many of our new products — including the Trachealator, Outflo, Cape Cross family, and our development pipeline (Micro CTO Catheter, StaXstop Catheter, Septus Balloon, and Vaultseal Balloon) — depends on our maintaining working relationships with healthcare professionals. Physicians, surgeons, and other key opinion leaders assist us as researchers, product consultants, clinical advisors, trainers, inventors, and public speakers. These relationships are critical for product feedback, clinical validation, surgeon training programs, endorsement, and adoption in both existing and new markets, particularly as we expand commercialization in the United States.

Any failure to maintain these relationships or to expand our network to include new professionals in the territories we enter (especially in highly regulated markets such as the United States), will have a negative impact on our ability to develop, obtain regulatory clearance for, launch, and achieve market acceptance of our products, which could materially and adversely affect our financial success.

Products in the development pipeline of The Medinotec Group of Companies may not come to market or fail to commercialize.

We currently have several innovative products in various stages of the research and development pipeline, including the Micro CTO Catheter (Technical File submitted to our Notified Body in July 2023 and currently under review), as well as the StaXstop Catheter, Septus Balloon, and Vaultseal Balloon (in earlier developmental stages). However, some of these projects may fail to come to market for a number of reasons, including delays or failure to obtain necessary regulatory clearances (such as additional FDA 510(k) clearances or full compliance with the EU Medical Device Regulation), competitor products reaching the market first, lack of economic viability due to high production costs relative to projected sales, insufficient market acceptance by physicians and hospitals, or unfavorable results from safety, efficacy, or clinical evaluations.

Our growth strategy depends in significant part on successfully commercializing these and future pipeline products, particularly in the United States and other higher-value regulated markets, to diversify revenue and reduce our current heavy reliance on South African sales. Any failure to advance these products through regulatory approval, scale manufacturing, or achieve meaningful market adoption could materially delay or prevent revenue growth, limit our ability to compete effectively, and adversely affect our business, financial condition, and results of operations.

The Medinotec Group of Companies operate in a highly competitive industry and may be unable to compete effectively.

We compete in medical markets throughout the world, which are characterized by rapid changes resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face competition ranging from large, multinational companies with multiple business lines and significantly greater financial, technical, marketing, and distribution resources (such as Johnson & Johnson, Boston Scientific, Medtronic, and others) to small, specialized manufacturers that offer niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of lower cost alternatives, including reprocessed products or generic versions when our proprietary products lose their patent protection, may make existing or planned products less competitive. As a smaller company with limited market share, we are particularly vulnerable to these competitive pressures, especially as we seek to expand commercialization of our proprietary devices (including the Trachealator, Outflo, and Cape Cross family) into the highly regulated and competitive United States market.

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

Other disruptions in the supply chain process or product sales and fulfilment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, wars and conflict, natural disasters, power outages (including frequent load-shedding in South Africa), civil unrest, or other environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. These risks are particularly relevant to us because our primary manufacturing facility is located in Johannesburg, South Africa, and we rely on both local and international suppliers for critical inputs. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to customers could result in quality or safety issues.

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

During the years ended February 28, 2026, and February 28, 2025, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted or are reasonably likely to materially impact our business, performance or results.

The Medinotec Group of Companies business model is concentrated around developing countries with higher growth rates, although this model also causes forex risk exposure which may cause adverse or unexpected revenue fluctuations and affect the reported results of operations.

A significant portion of our manufacturing operations and supply chain is based in South Africa, where the functional currency is the South African Rand (ZAR). We import a substantial amount of raw materials and components, many of which are priced or paid in U.S. dollars or other foreign currencies, while a large part of our current revenue is generated in ZAR (primarily through our South African distribution activities). Our consolidated financial statements are reported in U.S. dollars. As a result, fluctuations in the ZAR relative to the U.S. dollar and other currencies directly affect our cost of goods sold, gross margins, and the translated value of our revenue and expenses.

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

The long-term strategy is to make certain strategic investments that will generate revenue in first-world, stable currencies to offset the impacts of cost of sales imports in developing currencies. Material adverse movements in exchange rates could increase our costs, reduce gross margins, cause volatility in our reported financial results, and materially and adversely affect our business, financial condition, and results of operations.

The Medinotec Group of Companies operate in countries where the market is dominated by certain players and this creates a sales concentration risk which also causes an accounts receivable concentration risk.

We have historically relied, and continue to rely heavily, on a limited number of customers and distributors for a substantial portion of our revenue. In particular, sales to DISA Life Sciences in South Africa represented approximately 89% of our total revenue for the fiscal year ended February 28, 2026. This high customer concentration also creates significant accounts receivable concentration risk.

The loss or material reduction in business with DISA Life Sciences, or any disruption in our South African distribution relationships, would have a material adverse effect on our revenue, gross profit, cash flows, and overall financial condition. Although we are actively working to diversify our customer base and geographic revenue mix through expanded U.S. commercialization and new international distributor relationships, there is no assurance that these efforts will succeed or reduce our concentration risk in the near term. Barriers to entry in new markets, regulatory delays, competitive pressures, and other factors may prevent or delay successful diversification.

As a result, our business, results of operations, and financial condition remain highly dependent on the continued success of our relationship with DISA Life Sciences and the stability of the South African market.

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

In order to develop new products and improve current product offerings through our strategic partnerships with other principals, we focus our research and development programs largely on the development of, or obtaining the exclusive distribution rights to, next-generation and technology offerings across multiple programs and opportunities. Our current pipeline includes the Micro CTO Catheter (Technical File submitted to our Notified Body in July 2023 and currently under review), as well as the StaXstop Catheter, Septus Balloon, and Vaultseal Balloon (in earlier developmental stages).

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

Our growth strategy depends in significant part on successfully advancing these pipeline products through regulatory approval and achieving commercial acceptance, particularly in the United States and other higher-value regulated markets to diversify revenue and reduce our current heavy reliance on South African sales. Any delays, failures, or unfavorable outcomes in product development, clinical testing, or regulatory processes could materially delay or prevent revenue growth, limit our ability to diversify away from our current concentration in South Africa, and adversely affect our business, financial condition, and results of operations.

If the Medinotec Group of Companies fails to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate and investors’ views of us.

If we fail to maintain effective internal control over financial reporting, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

Although management concluded that our internal control over financial reporting was effective as of February 28, 2026, internal controls can provide only reasonable assurance and may not prevent or detect all misstatements. During fiscal 2026, we implemented remediation measures to address previously identified material weaknesses. There can be no assurance that these measures will continue to operate effectively or that additional material weaknesses or other control deficiencies will not be identified in the future. Any failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis, which could negatively affect investor confidence in our reported financial information and adversely affect our business and the market price of our common stock.

We have limited experience in marketing and sales and are in the early stages of building our sales channels in the life science market and internationally.

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with distributors across all our key markets. During the fiscal year ended February 28, 2026, our distributors (including DISA Life Sciences, which accounted for approximately 89% of our total revenue) represented the substantial majority of our sales. We are in the process of broadening and diversifying our sales channels across all markets, particularly as we expand commercialization of the Trachealator and Outflo in the United States.

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

We act as a distributor on behalf of multinational firms, and we depend on these third-party contracts for cardiac commodity product inventory to consumers. Our distribution efforts for these other products, some of which are competitive with our own commodity products such as our Cape Cross NC and Cape Cross products, currently do and are expected to account for most of our net sales in the near future. These relationships are mostly non-exclusive and terminable upon a certain number of days’ notice. In particular, our relationship with DISA Life Sciences in South Africa represented a very significant portion of our total revenue for the fiscal year ended February 28, 2026. The loss of, or business disruption at, one or more of these firms or a negative change in our relationship with them, or a disruption to any one of our sales channels could have a material adverse effect on our business. If we do not maintain our relationship with these product suppliers or develop relationships with other firms for inventory to sell, the growth of our business may be adversely affected, and our business may be harmed. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of products successfully.

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

FDA approval has been granted for the Trachealator following the 510(k) substantially equivalence process for Class II medical devices. We have no such FDA clearance with respect to the Cape Cross PTCA Catheter family, the Cape Cross NC Catheter, or the Micro CTO Catheter (for which the Technical File was submitted in July 2023 and is currently under review). We have not performed any clinical testing of our medical devices, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization. In addition, any other delays in the development of our medical devices, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize our medical devices.

Our growth strategy depends in significant part on successfully obtaining additional FDA clearances for our pipeline products and launching them in the United States and other regulated markets. Any failure or material delay in obtaining these clearances could prevent or significantly delay revenue growth, limit our ability to diversify away from our current concentration in South Africa, and materially and adversely affect our business, financial condition, and results of operations.

Modifications to our products may require new 510(k) clearances, de novo submissions, or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

FDA 510(k) clearance has been granted for the Trachealator (November 2021) and the Outflo Aortic Valve Dilation Balloon Catheter (March 2025). Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or PMA. The FDA requires every manufacturer to make this determination in the first instance, and provides some guidance on decision making, but the FDA may review any manufacturer’s decision at any time. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo submissions or PMAs for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

As we continue to expand commercialization of our products in the United States and make iterative improvements to existing devices or develop line extensions, the need for new regulatory submissions could arise frequently. Any requirement to suspend marketing or initiate a recall while awaiting clearance could result in lost sales, damage to customer relationships, and harm to our reputation, all of which could materially and adversely affect our business, financial condition, and results of operations.

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

Certain of these proposals could, among other things, limit the prices we are able to charge for products or the amounts of reimbursement available for our products, and could also limit the acceptance and availability of such products. These pressures are particularly relevant to us as we expand commercialization of our proprietary devices (including the Trachealator and Outflo) into the United States, where reimbursement policies, competitive bidding, value-based purchasing, and prior-authorization requirements by Medicare, Medicaid, and private payers can significantly influence hospital and physician purchasing decisions. Similar cost-containment measures in South Africa and other markets where we generate revenue could also reduce demand or force price concessions.

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

The U.S. has recently imposed significant tariffs on imports from South Africa and other nations, with tariffs ranging up to 30% on a variety of goods, including machinery, vehicles, and precious metals. This has raised concerns regarding the future of the African Growth and Opportunity Act (AGOA), which has previously provided preferential trade benefits, including duty-free access to the U.S. market for South African goods. Because our primary manufacturing operations are located in South Africa and we export medical devices to the United States, any revocation or material reduction of AGOA benefits, or the continuation or increase of these tariffs, could significantly raise the cost of our U.S.-bound shipments, reduce our competitiveness in the U.S. market, compress profit margins, and materially adversely affect our revenue and financial results. The U.S. market is an important part of our growth strategy, particularly for our proprietary products such as the Trachealator and Outflo.

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

However, load shedding remains unpredictable and can still disrupt manufacturing schedules, increase operating costs (including fuel for generators), delay product shipments, and impair our ability to meet customer demand — particularly as we expand sales in the United States. Any prolonged or severe power instability could materially and adversely affect our production capacity, supply chain reliability, revenue, and overall financial results.

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

Any significant political instability in South Africa could lead to interruptions in manufacturing, higher operating costs, delays in product shipments, or restrictions on the movement of goods and capital. These disruptions could materially and adversely affect our ability to meet customer demand (particularly in the United States), our revenue, profitability, and overall financial condition.

South Africa Specific Risk that Broad-based Black Economic Empowerment (“BEE”) requirements may restrict growth opportunities and limit the Medinotec Group of Companies’ ability to attract key talent.

In South Africa, the correction of historical inequalities is regulated by the Broad-based Black Economic Empowerment Act 53 of 2003 and its associated codes. This legislative framework promotes economic transformation and increased economic participation of Black people in the South African economy. Companies are evaluated on a scorecard that considers ownership, management control, skills development, enterprise and supplier development, and socio-economic development.

Failure to meet the requirements of the Act and its associated codes may limit our ability to qualify for certain government contracts, licenses, or incentives in South Africa. It may also restrict organic and acquisitive growth opportunities and make it more difficult to attract, recruit, and retain key candidates and suitably qualified personnel, particularly in technical, engineering, and management roles. Because our primary manufacturing operations and the majority of our workforce are located in South Africa, non-compliance or lower BEE ratings could materially limit our growth prospects, increase compliance costs, and adversely affect our ability to compete effectively in the local market. We continue to monitor and work toward compliance with BEE requirements; however, there can be no assurance that we will be able to meet evolving scorecard targets or that failure to do so will not have a material adverse effect on our business, financial condition, and results of operations in South Africa.

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

This is an approval process for the flow of funds and therefore may cause timing delays to transfer funds cross border but does not mean that it is disallowed entirely. The Company completed a private placement in May 2022 for approximately $3.3 million, which provided funding for expected U.S. operations. If the Company’s U.S. business plan takes longer than expected, if operating costs exceed management’s expectations, or if additional funding is required, the Company may need to obtain additional debt or equity financing. There can be no assurance that such financing will be available on acceptable terms or at all. We believe that once Medinotec Inc. establishes its own sales network the company is expected to become self-sustaining. If for some reason there is a time delay and the funding raised during the private placement is not enough, to realize the business plan of the parent, the operating subsidiary in South Africa would be its only source of cashflow to sustain the Medinotec Group of Companies.

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

Newly imposed or increased U.S. tariffs, changes in trade policy, or reduced preferential market access for South African goods may materially impact our U.S. revenue, profit margins and competitiveness.

The United States has recently imposed increased tariff measures on certain imported goods, including goods from South Africa, and may further revise tariff rates, trade terms, or import restrictions in response to broader trade policy objectives or geopolitical developments. In July 2025, the White House announced updated reciprocal tariff rates applicable from August 1, 2025, including a 30% tariff rate for South Africa. These measures, together with any future revisions, exemptions, or enforcement actions, may materially affect the landed cost of our products in the United States.

As a company that exports goods from South Africa into the United States, tariffs or similar import measures may increase the cost of our U.S.-bound shipments, reduce our gross margins, and impair our competitiveness in the U.S. market. Such measures may also lead to delayed, reduced or cancelled purchase orders from distributors or customers, require price increases that reduce demand, or necessitate changes to our sourcing, manufacturing or distribution arrangements.

In addition, our U.S. market access may be adversely affected by changes in trade policy, including any reduction in preferential treatment for South African exports, changes in customs or import procedures, stricter compliance requirements, or increased scrutiny of South African-origin products. Any such developments could increase our costs, lengthen delivery times, reduce commercial flexibility and adversely affect our revenue and profitability.

We are actively assessing the potential impact of tariff and trade-policy developments on our operations and financial results and evaluating contingency strategies, including pricing adjustments, sourcing alternatives and geographic diversification of revenue. However, there can be no assurance that these measures will be successful or that tariffs, trade restrictions or related policy changes will not materially and adversely affect our business, financial condition and results of operations.

Geopolitical tensions, including conflict involving Iran and South Africa’s geopolitical positioning, may materially adversely affect our business, financial condition and results of operations.

Our business is exposed to geopolitical risk due to our corporate structure and operating footprint. While Medinotec Inc. is publicly quoted in the United States, our primary operating subsidiary is based in South Africa, an emerging market and member of BRICS. As a result, we are sensitive to geopolitical developments affecting both global markets and South Africa specifically.

Conflict involving Iran and related instability in the Middle East have contributed to volatility in global energy markets, shipping routes, freight pricing, insurance costs and financial markets. Disruptions affecting the Strait of Hormuz and surrounding trade corridors may increase fuel, transportation, logistics and input costs, while also contributing to inflationary pressures and currency volatility. Reuters has recently reported disruptions to shipping and surges in war-risk insurance and oil prices associated with the Iran conflict and Strait of Hormuz instability.

Our reliance on international distribution partners and cross-border supply chains exposes us to risks arising from trade disruptions, higher shipping costs, supply shortages, delays, sanctions-related compliance burdens and reduced market access. Escalation of conflict or broader regional instability could impair our ability to efficiently source, manufacture and supply products to our key markets, including the United States and other international jurisdictions.

South Africa’s geopolitical positioning and foreign policy stance may further increase our risk exposure. Divergence between South Africa’s international relationships and the policy positions of the United States or other major trading partners could result in heightened regulatory scrutiny, trade friction, investor caution, reduced access to capital, tariffs or other restrictions on market access. Recent South African market weakness linked to renewed U.S.-Iran tensions illustrates how these geopolitical developments may affect the rand and broader financial conditions.

Macroeconomic instability associated with these geopolitical dynamics, including fluctuations in the South African rand, may also impact our reported financial results, particularly where revenues and costs are denominated in different currencies. Sustained uncertainty may also reduce healthcare spending, delay procurement decisions or impair customer demand in certain markets.

c

The duration, scope and outcome of these geopolitical developments remain highly uncertain. Any escalation or prolonged instability could have a material adverse effect on our supply chain, operating costs, revenue generation, access to capital and overall financial performance.

Medinotec faces heightened geopolitical and trade risks due to South African international relations, as potential revocation of AGOA benefits, increased tariffs, and stricter import regulations on South African goods could significantly impact the cost, compliance, and competitiveness of its U.S.-bound medical exports.

South Africa’s international relations and foreign policy positioning may affect its trade relationship with the United States and other key markets. Any deterioration in those relationships could result in reduced preferential market access, increased tariffs, enhanced customs scrutiny, stricter import requirements, sanctions-related restrictions or other barriers affecting South African exports.

Because our primary operating subsidiary manufactures in South Africa and exports products into the United States, our business is particularly exposed to such developments. Increases in tariffs or changes in import rules may raise the cost of our products in the United States, reduce our competitiveness, compress margins, delay shipments, increase compliance burdens, or reduce the willingness of U.S. distributors and customers to purchase our products.

These risks may be heightened by broader geopolitical tensions, diplomatic disagreements, trade negotiations, or changes in U.S. trade policy. Recent U.S. tariff actions applicable to South African goods illustrate the potential for these developments to materially affect our business.

If any of these events occur, our ability to grow U.S. revenue, maintain profit margins and expand our international operations could be materially adversely affected.

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

We intend to pursue an uplisting of our common stock to a national securities exchange, such as the Nasdaq Capital Market or NYSE American. However, there can be no assurance that we will satisfy the applicable initial listing requirements, including quantitative and qualitative standards relating to stockholders’ equity, market value of publicly held shares, public float, bid price, number of round lot holders, corporate governance and other criteria. Even if we satisfy those requirements initially, there can be no assurance that we will be able to maintain continued listing standards following any uplisting.

Failure to achieve or maintain an uplisting could reduce investor interest in our common stock, limit trading liquidity, restrict access to certain institutional investors, impair our ability to raise capital and negatively affect our stock price, valuation and strategic flexibility.

In addition, efforts to achieve an uplisting may require us to incur substantial additional costs, including accounting, auditing, legal, governance, investor-relations and compliance costs. We may also seek additional financing in connection with an uplisting or to support operations more generally. Any such financing could be dilutive to existing stockholders, involve unfavorable terms, or be unavailable when needed.

Actions taken in pursuit of an uplisting, including public or private financings, governance changes, structural transactions or other corporate actions, could also increase volatility in our stock price or otherwise adversely affect existing stockholders. There can be no assurance that any uplisting strategy will be successful or that the benefits of a listing on a national securities exchange will be realized.

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

We do not currently maintain dedicated cybersecurity insurance coverage.

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

During the years ended February 28, 2026 and February 28, 2025, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted or are reasonably likely to materially impact our business, performance or results.

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

Holders

As of May 28, 2026, we had 58 shareholders of common stock per transfer agent’s shareholder list.

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

Results of Operations for the Years Ended February 28, 2026 and February 28, 2025

Revenue

For the fiscal year ended February 28, 2026, revenue was $9,729,463, compared to $9,113,607 for the fiscal year ended February 28, 2025, an increase of $615,856, or 7%. This increase was driven primarily by the expansion of the Company’s distribution business outside the United States, particularly through enhanced partnerships in South Africa that contributed to higher sales volumes in the Company’s cardiology and dialysis product lines.

Distribution agreement sales outside the United States increased by $569,469 to $8,141,634 for fiscal 2026 from $7,572,165 for fiscal 2025. The increase in these sales reflected, in part, the first full year of revenue generated under the Company’s renal dialysis distribution agreement in the South African market, which was entered into during the third quarter of fiscal 2025. Internally designed and manufactured sales outside the United States also increased by $112,632 to $975,969 for fiscal 2026 from $863,337 for fiscal 2025.

These increases were partially offset by lower internally designed and manufactured sales in the United States, which decreased by $66,245 to $611,860 for fiscal 2026 from $678,105 for fiscal 2025. Accordingly, the overall increase in revenue for fiscal 2026 was attributable primarily to stronger sales outside the United States, particularly increased distribution agreement sales in South Africa, partially offset by lower U.S. sales of internally designed and manufactured products, including Trachealator, due in part to the timing of customer orders. Management is closely monitoring performance in the United States segment and has implemented initiatives intended to improve sales performance. The Company expects these efforts, together with the fiscal 2027 launch of OutFlo in the United States market, to support revenue growth in that segment during fiscal 2027, although actual results may differ depending on customer demand, commercialization progress, market acceptance and other factors.

The Company continues to derive a substantial portion of its revenue from sales outside the United States, particularly in South Africa, and from a limited number of distribution relationships. While these results reflect improved market penetration in key markets, future performance remains subject to risks and uncertainties, including customer and geographic concentration, variability in distributor execution, the timing of customer orders, changes in market demand, and broader economic conditions. In addition, the Company monitors the effect of foreign currency fluctuations, which may affect both reported revenue and operating results from period to period.

Management expects established distribution relationships to remain an important component of revenue generation, while continuing efforts to broaden the Company’s product offering, expand sales of internally designed and manufactured products, and reduce concentration risk over time.

Seasonality and Operating Patterns

While our business is not subject to pronounced seasonality, we typically observe modest declines in sales during periods that coincide with regional holidays or extended breaks, particularly in markets like South Africa. These trends are known and budgeted for as part of our operating planning cycle.

Related Party Transactions

No revenue was generated from related party affiliations during the fiscal year ended February 28, 2026.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Years Ended
	Feb 28, 2026 $	Feb 28, 2025 $
Outside of United States of America
Internally Designed/Manufactured Sales	975,969	863,337
Distribution Agreement Sales	8,141,634	7,572,165
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	611,860	678,105
	9,729,463	9,113,607

The following table sets forth financial information by reportable segment for the years ending February 28, 2026 and February 28, 2025:

1.	Income/(loss) from operations

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Revenue	611,860	678,105	9,117,603	8,435,502	9,729,463	9,113,607
Cost of goods sold	(155,214)	(87,826)	(4,446,136)	(4,207,292)	(4,601,350)	(4,295,118)
Gross profit	456,646	590,279	4,671,467	4,228,210	5,128,113	4,818,489
Selling expenses	(96,906)	(65,646)	(1,388,735)	(47,548)	(1,485,641)	(113,194)
Depreciation expense	—	—	(80,873)	(73,846)	(80,873)	(73,846)
General and administrative expenses	(865,855)	(725,834)	(1,451,374)	(622,983)	(2,317,229)	(1,348,817)
Research and development expenses	(54,495)	(50,000)	(95,363)	(41,133)	(149,858)	(91,133)
Income/(loss) from operations	(560,610)	(251,201)	1,655,122	3,442,700	1,094,512	3,191,499

2.	Total Assets

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Total assets	2,058,119	2,181,184	4,754,769	4,627,789	6,812,888	6,808,973

A major component of total assets is "Cash" of $2,757,024 for the year ending February 28, 2026 and $2,769,686 for the year ending February 28, 2025. A significant portion of this is maintained inside the United States in USD of $1,816,626 for the year ending February 28, 2026 and $2,019,628 for the year ending February 28, 2025.

Cost of Goods Sold

For the fiscal year ended February 28, 2026, cost of goods sold was $4,601,350, compared to $4,295,118 for the fiscal year ended February 28, 2025, an increase of $306,232, or 7%. The increase in cost of goods sold was primarily attributable to higher sales volumes outside the United States, particularly increased distribution agreement sales in South Africa, partially offset by lower sales volumes in the United States.

Gross profit was $5,128,113 for fiscal 2026, compared to $4,818,489 for fiscal 2025, an increase of $309,624, or 6%. Gross margin remained stable at 53% for fiscal 2026 (fiscal 2025: 53%).

The increase in gross profit was driven primarily by the higher contribution from sales outside the United States. Outside the United States, revenue increased by $682,101 to $9,117,603 for fiscal 2026 from $8,435,502 for fiscal 2025, while cost of sales increased by $238,844 to $4,446,136 from $4,207,292. As a result, gross profit outside the United States increased by $443,257 to $4,671,467 for fiscal 2026 from $4,228,210 for fiscal 2025. This improvement reflected increased revenue contribution and a favorable sales mix, including increased distribution agreement sales and higher internally designed and manufactured sales outside the United States. The improvement was partially offset by the recognition of an inventory obsolescence provision during fiscal 2026, which increased cost of sales.

Inside the United States, revenue decreased by $66,245 to $611,860 for fiscal 2026 from $678,105 for fiscal 2025, while cost of sales increased by $67,388 to $155,214 from $87,826. As a result, gross profit inside the United States decreased by $133,633 to $456,646 for fiscal 2026 from $590,279 for fiscal 2025. The decrease in gross profit in this segment was primarily attributable to lower revenue, lower selling prices during fiscal 2026, and higher cost of sales.

On a consolidated basis, the increase in gross profit outside the United States was partially offset by the decrease in gross profit inside the United States. Although consolidated revenue increased by $615,856, cost of sales increased by $306,232, including as a result of the inventory obsolescence provision recognized during fiscal 2026. As a result, consolidated gross margin remained substantially consistent year over year.

The Company continues to monitor gross margin closely across both segments. Outside the United States, margins benefited from stronger revenue contribution and sales mix during fiscal 2026. The strengthening of the South African Rand during fiscal 2026 may also have affected margin trends compared to the prior year. The Company also continues to monitor the effect of tariffs and other input cost pressures on products sold into the United States, which may adversely affect margins if not mitigated.

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

No related party transactions were recorded in cost of sales for the fiscal year ended February 28, 2026.

Operating Expenses

For the fiscal year ended February 28, 2026, operating expenses totaled $4,033,601, an increase from $1,626,990 for the fiscal year ended February 28, 2025.

One of the major components that affect the operating expenses is the costs of compliance for the business. Certain costs are once off in nature and others will be recurring. This will be determined after the markets were entered and all regulatory requirements met.

	The Medinotec Group of Companies for the Years Ended
	Feb 28, 2026 $	Feb 28, 2025 $
Compliance cost	362,172	526,603

	The Medinotec Group of Companies for the Years Ended
	Feb 28, 2026 $	Feb 28, 2025 $
Depreciation and amortization expense	80,873	73,846
General and administrative expenses	2,317,229	1,348,817
Research and development expenses	149,858	91,133
Selling expenses	1,485,641	113,194
Total operating expenses	4,033,601	1,626,990

Key Drivers of Operating Expense Trends

•         General and Administrative Expenses: General and administrative expenses increased to $2,317,229 for the year ended February 28, 2026, from $1,348,817 for the year ended February 28, 2025, an increase of $968,412. The increase was driven primarily by the introduction of indirect executive compensation, under which executives who are not directly employed by the Company are compensated for time spent managing the Company through the entities by which they are employed. This accounted for approximately $549,498 of general and administrative expense during fiscal 2026. General and administrative expenses also increased due to higher salary costs associated with the appointment of more qualified full-time staff members in the finance and research and development departments.

•         Research and Development Expenses: Research and development expenses increased to $149,858 for the year ended February 28, 2026, from $91,133 for the year ended February 28, 2025, an increase of $58,725. The increase was primarily attributable to stock-based compensation granted to a physician in exchange for services rendered. The Company is also currently exploring the development of three new products, namely StaXstop, Septus Balloon and Vaultseal Balloon. Research and development spending remains modest relative to total operating expenses and continues to be focused on product opportunities that align with the Company’s existing technical and manufacturing capabilities.

•         Selling Expenses: Selling expenses increased to $1,485,641 for the year ended February 28, 2026, from $113,194 for the year ended February 28, 2025, an increase of $1,372,447. The increase was driven primarily by distributor support costs incurred under the Company’s arrangements in the South African market. The Company agreed to reimburse its distribution partner for a portion of that partner’s expenditure incurred in connection with the sale of cardiology and dialysis products in South Africa. A substantial portion of these costs related to the distributor’s employee costs for its sales force, together with other variable expenditure incurred in supporting these sales activities. These distribution costs amounted to $1,320,115 for fiscal 2026, representing the majority of the increase from fiscal 2025.

•         Depreciation and Amortization Expense: Depreciation and amortization expense increased modestly to $80,873 for the year ended February 28, 2026, from $73,846 for the year ended February 28, 2025. The Company allocates a portion of depreciation to products manufactured during the period, with the balance recognized in operating expenses.

Future Operating Expense Growth

Looking forward, the Company expects future operating expenses to continue to be influenced by regulatory compliance and corporate infrastructure requirements, sales and distribution support costs, and targeted research and development activities. The Company expects to continue incurring costs associated with operating in regulated markets, including product registrations, quality and compliance requirements, public company compliance and the personnel needed to support a growing business. In addition, as the Company continues to expand its distribution activities, particularly outside the United States, selling expenses may remain elevated due to distributor support costs, sales force-related expenditure and other market development costs required to support revenue growth. In addition, while R&D expenses will remain relatively modest, the Company's focus will remain on optimizing manufacturing processes, ensuring that production capabilities are aligned with increased product demand and the scalability of our operations.

Non-operating income and expenses

Non-operating income and expenses totaled a net expense of $25,325 for the fiscal year ended February 28, 2026, compared to a net expense of $167,361 for the fiscal year ended February 28, 2025. The improvement was driven primarily by lower interest expense, partially offset by higher other non-operating expense.

Interest expense decreased to $87,595 for fiscal 2026 from $176,416 for fiscal 2025. The decrease was primarily attributable to lower interest incurred on the loan payable to Minoan Medical, as fiscal 2026 included interest expense on that loan only through August 31, 2025, when the outstanding balance was settled. Accordingly, interest expense for fiscal 2026 reflected only a partial year of interest on this borrowing.

Interest income increased to $71,513 for fiscal 2026 from $8,668 for fiscal 2025, primarily due to higher returns earned on cash balances during the year. Other non-operating expense was $9,243 for fiscal 2026, compared to other non-operating income of $387 for fiscal 2025.

Net Income

The Medinotec Group of Companies reported net income of $794,502 for the fiscal year ended February 28, 2026, compared to net income of $2,159,473 for the fiscal year ended February 28, 2025, a decrease of $1,364,971.

The decrease in net income was primarily attributable to the significant increase in operating expenses during fiscal 2026, which more than offset the increase in gross profit.

As discussed above, revenue and gross profit increased during the year, driven primarily by stronger sales outside the United States, particularly distribution agreement sales in South Africa. However, this improvement was more than offset by higher selling expenses, general and administrative expenses and research and development expenses.

The decrease in net income was partially mitigated by the improvement in non-operating income and expenses, primarily due to lower interest expense in fiscal 2026 following the settlement of the Minoan Medical loan on August 31, 2025. In addition, income tax expense was lower in fiscal 2026 than in the prior year. As a result, although the Company remained profitable for the year ended February 28, 2026, net income declined compared to the prior year.

Liquidity and Capital Resources

As of February 28, 2026, the Company had total current assets of $6,419,805 and total assets of $6,812,888. Total current liabilities as of February 28, 2026, were $1,101,192. The Company had working capital of $5,318,613 as of February 28, 2026. In comparison, as of February 28, 2025, the Company had total current assets of $6,423,186 and total assets of $6,808,973. Total current liabilities as of February 28, 2025 were $1,505,047. Consolidated, we had working capital of $4,918,139 as of February 28, 2025.

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

We have cash available on hand and believe that this cash will be sufficient to fund operations and meet our obligations as they come due within one year from the date these Consolidated Financial Statements are issued. In the event that we do not achieve the revenue anticipated in our current operating plan, management has the ability and commitment to reduce operating expenses as necessary. The Company’s ability to fund longer-term operations will depend on its ability to generate revenue, manage operating expenses, and obtain additional capital if required.

As of February 28, 2026, we have no material capital expenditure commitments. All planned capital projects have been completed, and there are no additional contractual obligations for plant expansion or equipment purchases. Our manufacturing facility currently operates below its maximum capacity, which allows us to absorb modest increases in production without significant additional investment. This available capacity enables us to respond efficiently to changes in customer demand with minimal incremental capital outlay.

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

Our audited Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We received FDA 510(k) approval through the substantially equivalence process for Class II medical devices for our main product being the Trachealator. During the quarter ending November 30, 2024, the Company also obtained renal dialysis distribution revenues in South Africa, which significantly contributed to the overall profitability of the Company in the 2025 fiscal year. With the research and development phase of most products completed, we expect to see an increase in sales being realized against the sales expenditure incurred, as was the result in the current fiscal year.

Cash Flows

The following table summarizes our cash flows from continuing operations for the periods indicated:

	2026	2025
Net cash provided by (used in):
Operating Activities	906,798	877,834
Investing Activities	(1,363)	(89,013)
Financing Activities	(982,973)	(894,482)

Cash flows provided by Operating Activities

Net cash provided by operating activities before income taxes paid was $952,541 for the fiscal year ended February 28, 2026, compared to $1,144,215 for the fiscal year ended February 28, 2025. After income taxes paid, total cash flows from operating activities were $906,798 for fiscal 2026, compared to $877,834 for fiscal 2025. Although net income declined to $794,502 from $2,159,473 in the prior year, operating cash flows remained strong.

Operational cash flow benefited from improved working capital management, including better receivables collection. These benefits were partially offset by an increase in inventory, an increase in prepayments, and a decrease in accounts payable and accrued expenses. In addition, certain tax liabilities were settled during the year through a set-off and settlement arrangement by way of reductions in trade receivables, which did not result in cash outflows by the Company. Under that arrangement, DISA Life Sciences undertook to settle tax liabilities on behalf of DISA Medinotec, with DISA Medinotec’s trade receivable balance reduced accordingly.

Management believes that these improvements, alongside efficiencies and sustained revenue momentum, position the Group for continued positive cash flow generation. Non-cash adjustments, including depreciation and share-based compensation, are minimal in our business.

Cash flows used in Investing Activities

Net cash used in investing activities was $1,363 for the fiscal year ended February 28, 2026, compared to $89,013 for the fiscal year ended February 28, 2025. Investing cash outflows in both periods related to payments to acquire property, plant and equipment. The lower cash outflow in fiscal 2026 reflects significantly reduced capital expenditure compared to the prior year.

Cash flows used in Financing Activities

Cash flows used in financing activities for the fiscal year ended February 28, 2026, were $982,973, compared to $894,482 for the fiscal year ended February 28, 2025. These outflows related primarily to the repayment of debt. During fiscal 2026, a significant portion of the Company’s obligations to Minoan Medical (Pty) Ltd was settled through a non-cash tripartite set-off and settlement arrangement, pursuant to which DISA Life Sciences undertook to settle the loan payable on behalf of DISA Medinotec, with a corresponding reduction in DISA Medinotec’s trade receivable balance.

Looking ahead, the Company may evaluate additional financing options, including potential debt or equity issuances, to support its strategic growth objectives. This may include funding expansion into new markets, increasing production capacity, and scaling marketing and distribution efforts to drive long-term value creation.

Off Balance Sheet Arrangements

As of February 28, 2026, there were no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, current conditions and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates. While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the accounting estimates below are most critical to understanding our financial condition and historical and future results of operations.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted-average method, and consist of raw materials, work-in-process and finished goods. Inventory cost includes purchased materials, direct labor, machine time and manufacturing overhead.

Management reviews inventory for excess, slow-moving and obsolete items and records write-downs when the carrying value of inventory is not expected to be recoverable. In performing this assessment, management considers factors such as inventory age, historical usage, expected future demand, product shelf life and estimated net realizable value. Because this evaluation requires management to make assumptions about future demand and usage, actual results could differ from those estimates. However, management does not believe that reasonably likely changes in these assumptions would have a material effect on the Company’s consolidated financial statements as of February 28, 2026.

There were no material changes during fiscal 2026 in the methodology used to assess inventory valuation or obsolescence.

Deferred Tax Assets and Liabilities

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse.

Management is required to assess whether deferred tax assets are more likely than not to be realized. In making this assessment, management considers all available positive and negative evidence, including historical operating results, projections of future taxable income, the reversal of existing taxable temporary differences and available tax planning strategies. A valuation allowance is recorded when management concludes that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

This assessment requires significant judgment, particularly with respect to expectations for future taxable income and the weighing of positive and negative evidence. Changes in these assumptions or in tax laws could materially affect the amount of deferred tax assets and liabilities recorded in the consolidated financial statements. There were no material changes during fiscal 2026 in the methodology used to assess deferred tax assets and liabilities.

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

Based on the evaluation performed as of February 28, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2026.

During fiscal 2026, management implemented and completed the remediation of the material weaknesses previously identified as of February 28, 2025. These remediation measures were implemented systematically over the course of the fiscal year and were in place as of February 28, 2026. Specifically, the Company formalized and documented internal control procedures over material financial reporting cycles, enhanced segregation of duties within the finance function, implemented additional review and approval controls, established a review and approval process over journal entries recorded in the accounting records, strengthened controls over expenditures, outgoing payments and banking activities, and adopted a formal Code of Business Conduct and Ethics.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because such report is not required.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended February 28, 2026, there were changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes included the completion of remediation measures related to the material weaknesses previously identified as of February 28, 2025, including the formal documentation of internal control procedures over material financial reporting cycles, enhancements to segregation of duties and review controls within the finance function, the establishment of a review and approval process over journal entries recorded in the accounting records, strengthened controls over expenditures, outgoing payments and banking activities, and the adoption of a formal Code of Business Conduct and Ethics.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Gregory Vizirgianakis	47	President, Secretary, CEO and Director
Pieter van Niekerk	41	CFO, Treasurer and Director
Stavros G. Vizirgianakis	54	Director
Joseph P. Dwyer	70	Director
Athanasios Spirakis	64	Director

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

The Board believes that Dr. Vizirgianakis has the experience, qualifications, attributes, and skills necessary to serve on the Board based on his experience in healthcare and medical device businesses, his role as a founding shareholder, and his executive experience with the Company and related businesses.

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

The Board believes that Mr. van Niekerk has the experience, qualifications, attributes, and skills necessary to serve on the Board based on his financial, accounting, and executive experience, his role as a founding shareholder, and his experience with the Company and related businesses.

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

For the fiscal year ending February 28, 2026, the Audit Committee:

•	Reviewed and discussed the audited financial statements with management, and
•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended February 28, 2026 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

At the 2025 annual meeting of the shareholders, our shareholders ratified the appointment of Mercurius and Associates LLP as our independent registered public accounting firm for fiscal year ended 2026.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2026 and February 28, 2025.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Vizirgianakis	2026	—	—	—	—	—	—	219,799*	219,799
CEO	2025	—	—	—	—	—	—	6,597	6,597
Pieter van Niekerk	2026	—	—	—	—	—	—	109,900*	109,900
CFO	2025	—	—	—	—	—	—	3,958	3,958
Stavros G. Vizirgianakis	2026	—	—	—	—	—	—	219,799*	219,799
Chairman	2025	—	—	—	—	—	—	—	—
Joseph P. Dwyer	2026	—		54,495	—	—	—	—	54,495
Non-executive director	2025	—	—	—	—	—	—	—	—

* Compensation for fiscal 2026 consisted of indirect executive compensation, as certain executive officers were not employed directly by the Company and the amounts disclosed relate to compensation arrangements with their employing companies.

Narrative Disclosure to the Summary Compensation Table

The Company does not currently employ its executive officers directly. Instead, compensation for Dr. Gregory Vizirgianakis (CEO) and Mr. Pieter van Niekerk (CFO) is paid indirectly through arrangements with their employing companies. These indirect payments are reflected in the “All Other Compensation” column above. Stavros G. Vizirgianakis (Chairman) also received indirect compensation in fiscal 2026 through a related entity.

Joseph P. Dwyer (non-executive director) received stock awards in fiscal 2026 valued at $54,495 for services rendered.

Although we do not currently compensate our officers with any regularity, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of February 28, 2026.

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

No stock options or other equity awards were outstanding for any named executive officer or director as of February 28, 2026.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 28, 2026, the beneficial ownership of our common and preferred stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise noted, the address of each beneficial owner is located at Northlands Deco Park | 10 New Market Street | Stand 299 Avant Garde Avenue | North Riding | 2169.

Title of class	Name and address of beneficial owner (1)	Number of shares - Beneficial ownership	Percent of class (2)
Common	Gregory Vizirgianakis(3)	4,750,179	40.4%
Common	Pieter van Niekerk	401,965	3.4%
Common	Stavros G. Vizirgianakis(4)	4,750,179	40.5%
Common	Joseph P. Dwyer	10,899	0.1%
Common	Athanasios Spirakis	12,073	0.1%
Total of All Directors and Executive Officers (5 persons):		9,925,295	84.43%
More Than 5% Beneficial Owners:
NONE

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 11,755,548 voting shares as of May 28, 2026.
(3)	Includes 4,750,179 shares of common stock held by Medisol Pty Ltd that Mr. Vizirgianakis has sole voting and investment power.
(4)	Includes 4,750,179 shares held in his name.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Summary

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amount for the 2026 fiscal year
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $187 Management fee - $40,000 Account Payable balance - $40,000

Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $314 Lease liability - $14,905 Short-term rental expense - $23,712
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a.       Rent

DISA Medinotec Proprietary Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis.

Set forth below is a table showing the Consolidated entities’ operating lease payments for the year ended February 28, 2026, with Minoan Capital:

	February 28, 2026	February 28, 2025
Lease payments	33,774	32,031

The Company incurs monthly rental charges payable to Minoan Capital for the use of training centre facilities. As no long-term fixed rental agreement exists and the arrangement is invoiced monthly, the Company does not account for the arrangement as a lease.

Set forth below is a table showing the Consolidated entities' rental expenses relating to the training centre facilities for the year ended February 28, 2026 and February 28, 2025 with Minoan Capital:

	2026 $	2025 $
Rental expense	23,712	—

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

b. Loan

Loans payable include an unsecured loan of $187 from Minoan Medical, the prior parent entity of DISA Medinotec in South Africa. This loan was initially obtained to support the working capital and capital expenditure expansions of DISA Medinotec during its developmental and startup phases. Following the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability.

Under the terms of the loan agreement, the loan was repayable within three years following the occurrence of an initial public offering, defined in the agreement as the point at which the business had achieved sufficient growth to list on a national exchange. During this period, the loan accrued interest at the prevailing South African prime lending rate. At August 31, 2025, the South African prime lending rate was 10.50%. Management believes the terms of the loan were market-related.

On August 31, 2025, DISA Medinotec, Minoan Medical and DISA Life Sciences entered into a tripartite set-off and settlement agreement in terms of which DISA Life Sciences undertook to settle the loan payable on behalf of DISA Medinotec. In accordance with that agreement, DISA Medinotec’s trade receivable balance with DISA Life Sciences was reduced by a corresponding amount.

During the fiscal year ended February 28, 2026, substantially all amounts previously reflected in loans payable were extinguished through the set-off arrangement described above and related settlements. As of February 28, 2026, loans payable to Minoan Medical were not material.

Minoan Medical’s ultimate beneficial owner is Dr. Gregory Vizirgianakis, Chief Executive Officer of the Medinotec group of companies. Prior to the transfer of DISA Medinotec into the Medinotec group structure, Minoan Medical held Dr. Vizirgianakis’ medical investments and export interests, of which DISA Medinotec was one.

There is also an unsecured, interest free loan with no fixed terms of repayment from Minoan Capital.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Mercurius & Associates LLP served as our independent registered auditors for the year ended February 28, 2026.

Audit Fees

Please refer below for the total audit fees for the Company’s fiscal years ended February 28, 2026 and February 28, 2025, for professional services rendered by our independent auditors for the audit and review of our financial statements.

	February 28, 2026	February 28, 2025
Audit Fees	164,044	159,620

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended February 28, 2026 and February 28, 2025, respectively.

Tax Fees

For the Company’s fiscal years ended February 28, 2026 and February 28, 2025, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended February 28, 2026 and February 28, 2025, we were not billed any other fees by our auditors.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS.

The following documents are included on pages F-1 through F-23 attached hereto and are files as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.(a)(2) EXHIBITS.

(a)(2)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this annual report and below in this Item 15:

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

DATE	SIGNATURE	TITLE

May 28, 2026	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

May 28, 2026	/s/ Pieter van Niekerk	Chief Financial Officer and Director
	Pieter van Niekerk	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

May 28, 2026	/s/ Gregory Vizirgianakis	Chief Executive Officer and Director
	Gregory Vizirgianakis	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

May 28, 2026	/s/ Pieter van Niekerk	Chief Financial Officer and Director
	Pieter van Niekerk	(Principal Financial Office and Principal Accounting Officer)

DATE	SIGNATURE	TITLE

May 28, 2026	/s/ Stavros G. Vizirgianakis	Director
Stavros G. Vizirgianakis

DATE	SIGNATURE	TITLE

May 28, 2026	/s/ Joseph P. Dwyer	Director
Joseph P. Dwyer

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDINOTEC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medinotec Inc. and its subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medinotec Inc. and its subsidiaries (collectively, the “Company”) as of February 28, 2026 and 2025, the related consolidated statements of Operations, Comprehensive Income/ (Loss), Stockholders’ Equity and Cash flows, for each of the two years in the period ended February 28, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Mercurius & Associates LLP

We have served as the Company’s auditor since 2024

New Delhi, India

Date: May 28, 2026

Consolidated Balance Sheets for the Medinotec Group of Companies as of February 28, 2026 and February 28, 2025

	2026 $	2025 $
Assets
Current Assets
Cash	2,757,024	2,769,686
Accounts receivable, net of allowances	2,352,474	2,612,440
Inventory	1,236,373	988,341
Other current assets	73,934	52,719
Total Current Assets	6,419,805	6,423,186
Note receivable	—	—
Property, plant and equipment, net of accumulated depreciation	331,346	348,486
Deferred tax asset	48,857	—
Operating right-of-use asset	12,880	37,301
Total Assets	$6,812,888	$6,808,973
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,086,287	1,476,987
Operating lease liability, current portion	14,905	28,060
Total current Liabilities	1,101,192	1,505,047
Long Term Liabilities
Loans payable	501	940,277
Deferred tax liabilities	—	80,124
Operating lease liability, net of current portion	—	12,696
Total Liabilities	1,101,693	2,538,144
Equity
Capital stock $.001 par value; shares authorized 200,000,000; 11,755,548 shares issued and outstanding (2025: 11,733,750)	11,756	11,734
Capital stock additional paid in capital	3,405,359	3,296,391
Retained earnings	1,712,617	918,115
Accumulated other comprehensive income	581,463	44,589
Total Equity	5,711,195	4,270,829
Total Liabilities and Equity	$6,812,888	$6,808,973

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income/ (Loss) for the Medinotec Group of Companies for the Years Ended February 28, 2026 and February 28, 2025

	2026 $	2025 $

Revenue	9,729,463	9,113,607
Cost of goods sold	(4,601,350)	(4,295,118)
Gross profit	5,128,113	4,818,489
Operating expenses
Selling expenses	(1,485,641)	(113,194)
Depreciation and amortization expense	(80,873)	(73,846)
General and administrative expenses	(2,317,229)	(1,348,817)
Research and development expenses	(149,858)	(91,133)
Total operating expenses	(4,033,601)	(1,626,990)
Income from operations	1,094,512	3,191,499
Non operating income and expenses
Interest income	71,513	8,668
Interest expense	(87,595)	(176,416)
Other income/(expenses)	(9,243)	387
Total non-operating income and expenses	(25,325)	(167,361)
Income/(loss) before income taxes	1,069,187	3,024,138
Income taxes
Current income taxes	(398,703)	(737,389)
Deferred income taxes	124,018	(127,276)
Net income/(loss)	794,502	2,159,473
Net earnings/ (loss) per share, basic and diluted:	0.07	0.18
Weighted average shares used in computing net loss per share, basic and diluted	11,755,548	11,733,750

Net income/(loss)	794,502	2,159,473
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	536,874	(55,815)
Other comprehensive income/(loss)	536,874	(55,815)
Comprehensive income/(loss)	1,331,376	2,103,658

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Stockholders’ Equity for the Years Ended February 28, 2026 and February 28, 2025

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Retained Earnings/(Accumulated Deficit) $	Accumulated Comprehensive Income $	Total $
Balance March 1, 2024	11,733,750	11,734	3,296,391	(1,241,325)	100,371	2,167,171
Net income for the period	—	—	—	2,159,473	—	2,159,473
Other comprehensive income / (loss)	—	—	—	—	(55,815)	(55,815)
Reclassification adjustment	—	—	—	(33)	33	—
Balance February 28, 2025	11,733,750	11,734	3,296,391	918,115	44,589	4,270,829

Balance March 1, 2025	11,733,750	11,734	3,296,391	918,115	44,589	4,270,829
Net income for the period	—	—	—	794,502	—	794,502
Other comprehensive income / (loss)	—	—	—	—	536,874	536,874
Issuance of common stock	21,798	22	108,968	—	—	108,990
Balance February 28, 2026	11,755,548	11,756	3,405,359	1,712,617	581,463	5,711,195

The accompanying notes are an integral part of these audited consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended February 28, 2026 and February 28, 2025

	2026 $	2025 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	794,502	2,159,473
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	80,873	73,846
Foreign currency translation loss, unrealized	(16,554)	(5,765)
Deferred income taxes and tax credits	(124,018)	127,276
Provision for income taxes	398,703	737,389
Provision for inventory obsolescence	38,350	—
Provision for doubtful debt	27,352	—
Common stock issued for services	108,990	—
Operating lease liability	(30,256)	(32,030)
(Increase)/Decrease in prepayments	7,200	(11,944)
(Increase)/Decrease in receivables	259,965	(2,039,246)
(Increase)/Decrease in inventories	(248,032)	(91,639)
Increase/(Decrease) in accounts payable and accrued expenses	(344,534)	226,855
Net cash flow from operations	952,541	1,144,215
Tax paid	(45,743)	(266,381)
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	906,798	877,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(1,363)	(89,013)
TOTAL CASH FLOWS USED BY INVESTING ACTIVITIES	(1,363)	(89,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	26	797
Repayment of debt	(982,998)	(895,279)
TOTAL CASH FLOWS USED BY FINANCING ACTIVITIES	(982,973)	(894,482)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	64,876	66,437
Net decrease in cash and cash equivalents	(12,662)	(39,224)
Cash and cash equivalents at beginning of period	2,769,686	2,808,910
Cash and cash equivalents at end of period	2,757,024	2,769,686

Supplemental disclosures
Interest income	71,513	73,468
Interest expense	(87,595)	(176,416)

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Description of Business

Medinotec Inc. is a US-based company with a primary investment and operations in DISA Medinotec Proprietary Limited (“DISA Medinotec”), a South African medical device manufacturing and distribution company, which in management’s opinion is a global leader in tracheal non-occlusive airway dilation technology and medical device design. “The Company” consists of Medinotec Inc. in Nevada, with primary operations in the United States in Long Island, New York, and its wholly owned subsidiaries, Medinotec Capital Proprietary Limited and DISA Medinotec, of which both are incorporated in South Africa. Combined, the Company has experience in establishing facilities for the manufacturing and design of niche medical devices and establishing international distribution networks to commercialize these devices.

The Company is seeking to expand sales and distribution operations into the United States of America and other markets.

The Company’s audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company received FDA 510(k) approval through the substantial equivalence process for Class II medical devices for its main product, the Trachealator, in November 2021. FDA 510(k) approval was received for the new Outflo product in March 2025.

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

Exchange gains or losses incurred foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in other revenue/(expenses).

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

d.  Accounts Receivable

i.       Allowance based on a review and management evaluation

Accounts receivable are presented on the consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable represent the maximum credit risk exposure of these assets.

In accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit losses that reflects its best estimate of the lifetime expected credit losses.

One major client constitutes 91% of the accounts receivable balance as at February 28, 2026, compared to 87% on February 28, 2025.

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

iii.         Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the year ended February 28, 2026 was $536,874 compared to ($55,815) for the year ended February 28, 2025.

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

Total foreign currency translation gain for the year ended February 28, 2026 was $536,874, compared to a loss of $55,815 for the year ended February 28, 2025.

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

Revenue from the sale of self-manufactured products

These products are developed in-house.

The Company’s clients are billed based on a price list that is agreed on in each customer’s contract. Orders are shipped on a per order basis from the Company’s warehouse with Free-On-Board Inco terms.

Revenue relating to the self-manufactured products are recognized when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration that the Company expects to receive in exchange for those products.

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

Revenues relating to the distribution of products are recognized when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration that the Company expects to receive in exchange for those products. The transfer of control will typically be on the date of shipment.

Goods delivered to a consignee pursuant to a consignment arrangement are not considered sales, and do not qualify for revenue recognition. Once it is determined that substantial risk of loss, rewards of ownership, as well as control of the assets have transferred to the consignee, revenue recognition would then be appropriate, assuming all other criteria for revenue recognition have been satisfied.

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

The Company sells a significant amount to DISA Life Sciences. For the year ending February 28, 2026, 89% of the Company's total revenue is derived from this single customer in the distribution environment in South Africa compared to 88% for the year ending February 28, 2025.

o. Segment Reporting

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Group of Companies Consolidated Years Ended
	Feb 28, 2026 $	Feb 28, 2025 $
Outside of United States of America
Internally Designed/Manufactured Sales	975,969	863,337
Distribution Agreement Sales	8,141,634	7,572,165
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	611,860	678,105
	9,729,463	9,113,607

Chief Operating Decision Maker (CODM)

The Company’s CODM is the Chief Executive Officer, who is responsible for strategic decision-making and resource allocation. The CEO, with support from the executive leadership team, regularly reviews financial and operational results segmented by geographic region. These reports form the basis for internal decision-making and operational management.

The Company has determined that it operates in two reportable geographic segments: Inside the United States and Outside the United States. These segments reflect the manner in which the CODM assesses financial performance and allocates resources.

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

Granular Segment Expense Reporting

To support effective decision-making, the CODM reviews segment-level performance at a more detailed level than presented in the consolidated financial statements. Specifically, the CODM receives and evaluates reports that disaggregate significant expenses such as:

•	Selling Expenses
•	Depreciation
•	General and Administrative Expenses
•	Research and Development Expenses

This level of detail enables the CODM to evaluate cost drivers and profitability more effectively across geographic segments.

The following table sets forth financial information by reportable segment for the years ending February 28, 2026 and February 28, 2025:

1.	Income/(Loss) from operations

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Revenue	611,860	678,105	9,117,603	8,435,502	9,729,463	9,113,607
Cost of goods sold	(155,214)	(87,826)	(4,446,136)	(4,207,292)	(4,601,350)	(4,295,118)
Gross profit	456,646	590,279	4,671,467	4,228,210	5,128,113	4,818,489
Selling expenses	(96,906)	(65,646)	(1,388,735)	(47,548)	(1,485,641)	(113,194)
Depreciation expense	—	—	(80,873)	(73,846)	(80,873)	(73,846)
General and administrative expenses	(865,855)	(725,834)	(1,451,374)	(622,983)	(2,317,229)	(1,348,817)
Research and development expenses	(54,495)	(50,000)	(95,363)	(41,133)	(149,858)	(91,133)
Income/(loss) from operations	(560,610)	(251,201)	1,655,122	3,442,700	1,094,512	3,191,499
Other income/(expenditure)	—	—	—	—	(300,010)	(1,032,026)
Net income/(loss)	—	—	—	—	794,502	2,159,473

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

2.	Total Assets

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Total assets	2,058,119	2,181,184	4,754,769	4,627,789	6,812,888	6,808,973

A major component of total assets is "Cash" of $2,757,024 for the year ending February 28, 2026 and $2,769,686 for the year ending February 28, 2025. A significant portion of this is maintained inside the United States in USD of $1,816,626 for the year ending February 28, 2026 and $2,019,628 for the year ending February 28, 2025.

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

s. Interest expense

Interest expense is primarily attributable to an unsecured loan from Minoan Medical that accrued interest at the prevailing South African prime lending rate. The loan was fully settled by August 31, 2025, after which no additional interest expense was recognized. At the settlement date, the South African prime lending rate was 10.50%. Management believes the terms of the loan were market-related.

t. Earnings per share

Basic Earnings Per Share (EPS)

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the reporting period. This calculation provides a straightforward measure of the Company’s earnings attributable to each share.

Diluted Earnings Per Share (EPS)

The diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period, by applying the treasury stock method. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no potentially dilutive securities outstanding or issuable during the fiscal year ended February 28, 2026; accordingly, no additional shares have been included in the diluted earnings per share calculation.

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

w.  Recently issued accounting standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires additional disclosures intended to improve transparency regarding the nature of expenses included in certain income statement captions. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of this guidance will have on its consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through expanded disclosures regarding significant segment expenses. The Company adopted this guidance during the year ended February 28, 2026. Adoption did not have a material effect on the Company’s consolidated financial statements, but did affect certain segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and usefulness of income tax disclosures, primarily through expanded rate reconciliation and income taxes paid disclosure requirements. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the guidance is effective for annual periods beginning after December 15, 2025. The Company is an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards. Accordingly, the Company expects to adopt ASU 2023-09 for the fiscal year beginning March 1, 2026. The Company is currently evaluating the impact of the guidance, but does not expect adoption to have a material effect on its consolidated financial statements. The guidance is expected to affect the presentation and content of the Company’s income tax disclosures.

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

At February 28, 2026 and February 28, 2025, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4. Property, plant and equipment
a. Accounts by year end

Property, plant and equipment consist of the following:

	Feb 28, 2026 $	Feb 28, 2025 $
Computer software	1,133	1,133
Motor vehicles	11,889	11,889
Plant and machinery	1,145,734	1,144,371
Furniture and fittings	99,098	99,098
Computer equipment	146,437	146,437
Laboratory equipment	239,834	239,834
Total cost	1,644,125	1,642,762
Effect of foreign currency translation	120,874	38,373
Total accumulated depreciation	(1,433,653)	(1,332,649)
Total	331,346	348,486

Depreciation of property, plant and equipment totaled approximately $80,873 for the period ending February 28, 2026 compared to $73,846 for the period ending February 28, 2025.

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

Depreciation of $20,131 was allocated to Cost of Goods Sold for the year ending February 28, 2026, compared to $21,888 for the year ending February 28, 2025.

5.      Accounts receivable, net of allowances

a. Accounts receivable by period

Accounts receivable consist of the following:

	2026 $	2025 $
Trade accounts receivable	2,451,911	2,682,361
Allowance for expected credit losses	(99,437)	(69,921)
Total	2,352,474	2,612,440

6. Inventories
a. Accounts by period

Inventory consists of the following:

Inventory consists of the following:

	Feb 28, 2026 $	Feb 28, 2025 $
Raw materials	282,316	261,899
Work in progress	26,836	306
Finished goods	978,578	731,788
Less provisions for obsolescence	(51,357)	(10,494)
Goods in transit	—	4,842
Total	1,236,373	988,341

7.      Other current assets

a. Other current assets by period

Other current assets consist of the following:

	2026 $	2025 $
Prepayments	50,390	48,405
Deposits paid	3,148	2,681
Other receivables	20,396	1,633
Total	73,934	52,719

8. Loans Payable
a. Loans from related parties

	2026 $	2025 $
Minoan Medical Proprietary Limited
Opening balance	940,001	1,769,688
Interest accrued	58,731	141,748
Received/Issued	620,202	1,664,939
Repayments	(1,661,932)	(2,701,966)
Foreign exchange difference	43,185	65,592
Closing balance	187	940,001

Minoan Capital Proprietary Limited
Opening balance	276	269
Foreign exchange difference	38	7
Closing balance	314	276

Total debt	501	940,277

Minoan Medical Proprietary Limited:

Loans payable include an unsecured loan of $187 from Minoan Medical, the prior parent entity of DISA Medinotec in South Africa. This loan was initially obtained to support the working capital and capital expenditure expansions of DISA Medinotec during its developmental and startup phases. Following the acquisition of DISA Medinotec on March 2, 2022, the Company assumed this liability.

Under the terms of the loan agreement, the loan was repayable within three years following the occurrence of an initial public offering, defined in the agreement as the point at which the business had achieved sufficient growth to list on a national exchange. During this period, the loan accrued interest at the prevailing South African prime lending rate. At August 31, 2025, the South African prime lending rate was 10.50%. Management believes the terms of the loan were market-related.

On August 31, 2025, DISA Medinotec, Minoan Medical and DISA Life Sciences entered into a tripartite set-off and settlement agreement in terms of which DISA Life Sciences undertook to settle the loan payable on behalf of DISA Medinotec. In accordance with that agreement, DISA Medinotec’s trade receivable balance with DISA Life Sciences was reduced by a corresponding amount.

During the fiscal year ended February 28, 2026, substantially all amounts previously reflected in loans payable were extinguished through the set-off arrangement described above and related settlements. As of February 28, 2026, loans payable to Minoan Medical were not material.

Minoan Medical’s ultimate beneficial owner is Dr. Gregory Vizirgianakis, Chief Executive Officer of the Medinotec Group of Companies. Prior to the transfer of DISA Medinotec into the Medinotec group structure, Minoan Medical held Dr. Vizirgianakis’ medical investments and export interests, of which DISA Medinotec was one.

Minoan Capital Proprietary Limited:

This is an unsecured, interest free loan with no fixed terms of repayment.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

10. Accounts payable and accrued expenses
a. Accounts payable by period

Accounts payable consist of the following:

	2026 $	2025 $
Trade accounts payable	1,003,965	1,198,953
Accrued payroll, payroll taxes and leave pay	45,566	9,656
Royalties payable	26,211	16,462
Tax liability	10,545	195,037
Other payables	—	56,879
Total	1,086,287	1,476,987

One major European Cardiac supplier constitutes 53% (74% in prior period) of the total trade accounts payable.

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

Lease payments for operating leases for the period ended February 28, 2026 was $33,774 compared to $32,031 for the period ended February 28, 2025.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of February 28, 2026 was as follows:

Years ending February 26/27:	Amounts

FY 2027	15,346
Total undiscounted lease payments	15,346
Less: Imputed Interest	(441)
Present value of operating lease liabilities	14,905

Operating lease liabilities, current portion	14,905
Operating lease liabilities, net of current portion	—

The carrying amount of the operating right-of-use asset as of February 28, 2026 was as follows:

Amounts

Opening balance at March 1, 2025	37,301
Depreciation for the year	(28,348)
Effect of foreign currency translation	3,927
Closing balance at February 28, 2026	12,880

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

12. Stockholders' equity/(deficit)
a. Authorized and issued stock by period

Authorized:

As of February 28, 2026 the Company had 188,244,452 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of February 28, 2026, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

Shares outstanding as of February 28, 2025, were 11,733,750. During the second quarter of the fiscal year ended February 28, 2026, the Company issued 10,899 shares of common stock to a retained physician in settlement of research services valued at $54,495 and 10,899 shares to an independent non-executive director as compensation valued at $54,495. The share issue resulted in 11,755,548 shares outstanding as of February 28, 2026. The shares are restricted pursuant to restricted stock agreements and are subject to SEC Rule 144 transfer limitations. No cash consideration was exchanged, and the issuance of these shares had no impact on the Company’s cash position. The fair value of the shares issued has been recognized under operating expenses in the Company’s statement of operations.

Issued and outstanding shares

	2026	2025
Common shares	11,733,750	11,733,750
Stock issued	21,798	—
Total	11,755,548	11,733,750

Share capital:

	2026 $	2025 $
Common shares	11,734	11,734
Stock issued	22	—
Total	11,756	11,734

13. Income taxes
a. Provision for income taxes

The components of income tax expense are as follows:

	2026	2025
Current expense from income taxes:
Federal	—	17,666
State	—	1,525
Foreign	(398,703)	(756,580)
Total current expense from income taxes	(398,703)	(737,389)

Deferred benefit (expense) from income taxes
Federal	—	—
State	—	—
Foreign	124,018	(127,276)
Total deferred benefit (expense) from income taxes	124,018	(127,276)

Total	$(274,685)	$(864,665)

The following table sets forth a reconciliation from the U.S statutory federal income tax rate to the effective income tax rate:

	2026	2025
Federal income tax rate	21%	21%
Permanent differences	(9%)	(4%)
State taxes	0%	0%
Valuation allowance	5%	5%
Foreign rate differential	9%	7%
Other	0%	0%
Effective rate	26%	29%

b. Deferred taxes/Future income tax assets and valuation allowance

The following table sets forth the significant components of deferred tax assets and liabilities:

	2026 $	2025 $
Deferred tax assets
Leave pay provision	2,079	1,244
Provision for stock obsolescence	13,083	2,166
Provision for bad debt	22,189	17,504
Unrealized profit inventory	24,147	24,503
Provision for royalties	7,077	4,445
Commission accrual	6,497	383
Impairment of note receivable	172,368	173,803
Foreign tax credits	487,591	264,820
Net operating loss - State	21,647	6,066
Advanced income	—	12,661
Lease liabilities	4,025	38,234
Total deferred tax assets	760,703	545,829
Less valuation allowance	(708,368)	(462,576)
Deferred tax assets, net	52,335	83,253

Deferred tax liabilities:
Right-of-use assets	(3,478)	(37,302)
Uninvoiced revenue GAAP adjustment	—	(126,075)
Total deferred tax liabilities	(3,478)	(163,377)
Deferred tax assets/(liabilities), net	48,857	(80,124)

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

c. Other

The geographic components of income before income taxes consisted of the following for the years ended February 28, 2026 and February 28, 2025:

	2026	2025
United States operations	(484,832)	(248,501)
International operations	1,554,019	3,272,639
Income before taxes	1,069,187	3,024,138

No U.S. federal tax has been provided on the undistributed earnings of the foreign subsidiaries as of February 28, 2026 as the company intends to permanently reinvest the earnings. As of February 28, 2025, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and South Africa. With few exceptions, the fiscal years that remain subject to examination are February 28, 2025 through February 28, 2026.

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

14.      Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amount for the 2026 fiscal year
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $187 Management fee - $40,000 Account Payable - $40,000
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $314 Lease liability - $14,905 Short-term rental expense - $23,712
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical Operational income and expenses with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a. Rent

DISA Medinotec Proprietary Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis. We are currently also renting storage and office space in the US on a 12-month lease agreement.

Set forth below is a table showing the Consolidated entities' lease payments for the year ended February 28, 2026 and February 28, 2025 with Minoan Capital:

	2026 $	2025 $
Lease payments	33,774	32,031

The Company incurs monthly rental charges payable to Minoan Capital for the use of training centre facilities. As no long-term fixed rental agreement exists and the arrangement is invoiced monthly, the Company does not account for the arrangement as a lease.

Set forth below is a table showing the Consolidated entities' rental expenses relating to the training centre facilities for the year ended February 28, 2026 and February 28, 2025 with Minoan Capital:

	2026 $	2025 $
Rental expense	23,712	—

Rent is comparable to rent charged for similar properties in the same relative area. The company does market research of a Minimum and a Maximum rental value within the area at every renewal of the rental agreement to ensure this is market related, this exercise is undertaken together with a registered property agent who has the appropriate knowledge of the area.

b. Loan

There is an unsecured loan from the prior parent entity of DISA Medinotec Proprietary Limited incorporated in South Africa called Minoan Medical Proprietary Limited (a related party). This loan originated to fund working capital and capex expansions of DISA Medinotec Proprietary Limited Incorporated during the developmental and startup phase.

The Consolidated entities, particularly Medinotec Inc. has the option to settle earlier in cash or any form of equivalent.

There is also an unsecured, interest free loan with no fixed terms of repayment from Minoan Capital.

Minoan Medical and Minoan Capital are related parties of the Group as the CEO Dr Gregory Vizirgianakis has common control.

15.   Reclassification of Financial Statement Items

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications relate to amounts previously included in general and administrative expenses that are now presented as cost of goods sold, consistent with the nature of the underlying costs. The reclassifications had no impact on the Company’s net income, cash flows, total assets, total liabilities, or stockholders’ equity.

The adjustment results in:

February 28, 2025
$
Original item: General and administrative expenses	(42,297)
Reclassified to: Cost of Goods Sold	42,297
16. Subsequent events

Management has evaluated subsequent events through May 28, 2026, the date the consolidated financial statements were issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

