Form 10-Q
period 2026-05-31
Medinotec Inc.
filed 2026-07-09
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,755,548 common shares as of July 15, 2026.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Consolidated Balance Sheets as of May 31, 2026 and February 28, 2026;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended May 31, 2026 and May 31, 2025;
F-3	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three months ended May 31, 2026 and May 31, 2025;
F-4	Unaudited Consolidated Statements of Cash Flows for the three months ended May 31, 2026 and May 31, 2025; and
F-5	Notes to the Unaudited Consolidated Financial Statements.

3

Consolidated Financial Statements

Consolidated Balance Sheets of the Medinotec Group of Companies as of May 31, 2026 and February 28, 2026

	May 31, 2026 (Unaudited) $	February 28, 2026 (Audited) $
Assets
Current Assets
Cash	2,518,315	2,757,024
Accounts receivable, net of allowances	2,513,601	2,352,474
Inventory	1,425,422	1,236,373
Other current assets	115,991	73,934
Total Current Assets	6,573,329	6,419,805
Property, plant and equipment, net of accumulated depreciation	345,011	331,346
Deferred tax asset	61,688	48,857
Operating right-of-use asset	5,050	12,880
Total Assets	$6,985,078	$6,812,888
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	1,126,255	1,086,287
Operating lease liability, current portion	5,929	14,905
Total Current Liabilities	1,132,184	1,101,192
Long Term Liabilities
Loans payable	494	501
Total Liabilities	1,132,678	1,101,693
Stockholders’ Equity
Capital stock $.001 par value; shares authorized 200,000,000; 11,755,548 shares issued and outstanding	11,756	11,756
Capital stock additional paid in capital	3,405,359	3,405,359
Retained Earnings	1,934,631	1,712,617
Accumulated other comprehensive income	500,654	581,463
Total Equity	5,852,400	5,711,195
Total Liabilities and Stockholders’ Equity	$6,985,078	$6,812,888

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income/ (Loss) for the Medinotec Group of Companies for the Quarters Ended May 31, 2026 and May 31, 2025 (Unaudited)

	Three months ended (Unaudited)
	May 31, 2026 $	May 31, 2025 (*) $
Revenue	2,651,095	2,134,026
Cost of goods sold	(1,343,430)	(1,220,858)
Gross profit	1,307,665	913,168
Operating expenses
Selling expenses	(503,255)	(21,773)
Depreciation and amortization expense	(21,282)	(7,506)
General and administrative expense	(594,286)	(557,418)
Research and development expenses	(7,970)	(49,014)
Total operating expenses	(1,126,793)	(635,711)
Income from operations	180,872	277,457
Non-operating income and expenses
Interest income	16,057	819
Interest expense	(6,868)	(31,925)
Other revenue	18,438	16,421
Total non-operating income and expenses	27,627	(14,685)
Income/(loss) before income taxes	208,499	262,772
Income taxes
Current income taxes	—	(262,846)
Deferred income taxes	13,515	113,858
Net income	222,014	113,784
Net income per share, basic and diluted	0.02	0.01
Weighted average shares used in computing net income per share, basic and diluted	11,755,548	11,733,750
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(80,809)	(15,791)
Total comprehensive income/(loss)	141,205	97,993

The accompanying notes are an integral part of these Consolidated financial statements.

* Refer to note 15 regarding reclassifications.

Consolidated Statements of Stockholders’ Equity for the Quarters Ended May 31, 2026 and May 31, 2025 (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings (Deficit) $	Total $
Balance, March 1, 2025	11,733,750	11,734	3,296,391	44,589	918,115	4,270,829
Net income (loss) for the period	—	—	—	—	113,784	113,784
Other comprehensive income / (loss)	—	—	—	(15,791)	—	(15,791)
Balance, May 31, 2025	11,733,750	11,734	3,296,391	28,798	1,031,899	4,368,822

Balance, March 1, 2026	11,755,548	11,756	3,405,359	581,463	1,712,617	5,711,195
Net income (loss) for the period	—	—	—	—	222,014	222,014
Other comprehensive income / (loss)	—	—	—	(80,809)	—	(80,809)
Balance, May 31, 2026	11,755,548	11,756	3,405,359	500,654	1,934,631	5,852,400

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Cash Flows for the Quarters Ended May 31, 2026 and May 31, 2025 (unaudited)

	Three months ended (unaudited)
	May 31, 2026 $	May 31, 2025 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	222,014	113,784
Depreciation	21,282	7,506
Foreign currency translation gain/(loss), unrealized	7,513	(17,298)
Deferred income taxes and tax credits	(13,515)	(113,858)
Provision for income taxes	—	262,846)
Provision for doubtful debt – trade receivables	(76,221)	24,734
Operating lease liability	(8,492)	(6,857)
(Increase)/Decrease in prepayments	(41,268)	(147,160)
(Increase)/Decrease in receivables	(172,688)	(1,589,455)
(Increase)/Decrease in inventories	(203,452)	7,496
Increase/(Decrease) in accounts payable and accrued expenses	88,702	699,024
Net cashflow used in operations	(176,125)	(759,238)
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(176,125)	(759,238)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(40,350)	—
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	(40,350)	—
CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—
Repayment of debt	—	(37,900)
TOTAL CASH FLOWS USED BY FINANCING ACTIVITIES	—	(37,900)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	(22,234)	(21,672)
Net decrease in cash and cash equivalents	(238,709)	(818,809)
Cash and cash equivalents at beginning of the period	2,757,024	2,769,685
Cash and cash equivalents at end of period	2,518,315	1,950,876

Supplemental disclosures:
Interest income	16,057	819
Interest expense	6,868	31,925

The accompanying notes are an integral part of these Consolidated financial statements.

Notes to the Consolidated Financial Statements

For the period ended May 31, 2026

1.	Description of Business

Medinotec Inc. is a U.S.-based company incorporated in Nevada. The Company’s primary operations are conducted through its wholly owned subsidiaries, Medinotec Capital (Pty) Ltd and DISA Medinotec (Pty) Ltd (“DISA Medinotec”), both of which are incorporated in South Africa. Medinotec Capital (Pty) Ltd serves as an investment holding company, whilst DISA Medinotec is engaged in the design, manufacture and distribution of medical devices.

The Company’s operations include the development, manufacture and commercialization of medical devices, as well as the establishment and management of related distribution channels. The Company currently has operations in South Africa and the United States, including operations in Long Island, New York.

The Company conducts sales and distribution activities in South Africa and the United States and may evaluate additional markets from time to time.

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company received FDA 510(k) clearance through the substantial equivalence process for its Trachealator product in November 2021. The Company also received FDA 510(k) clearance for its Outflo product in March 2025.

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

The functional currency as well as the reporting currency for Medinotec Incorporated is the US Dollar.

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

iii.                 Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the three months ended May 31, 2026 was a loss of $80,809 compared to a loss of $15,791 for the three months ended May 31, 2025.

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

Total foreign currency translation losses for the three months ended May 31, 2026 were $80,809 compared to $15,791 for the three months ended May 31, 2025.

n.      Revenue recognition

The Company generates revenues through two distinct revenue sources:

i.	From the sale of Company-developed and manufactured medical devices; and

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

The Company sells a significant amount to DISA Life Sciences. For the quarter ending May 31, 2026, 87% of the Company's total revenue is derived from this single customer in the distribution environment in South Africa compared to 84% for the quarter ending May 31, 2025.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Three months ended
	May 31, 2026 (Unaudited) $	May 31, 2025 (Unaudited) $
Outside of United States of America
Internally Designed/Manufactured Sales	215,349	338,862
Distribution Agreement Sales	2,155,651	1,645,101
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	280,095	150,063
	2,651,095	2,134,026

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

Granular Segment Expense Reporting

To support effective decision-making, the CODM reviews segment-level performance at a more detailed level than presented in the consolidated financial statements. Specifically, the CODM receives and evaluates reports that disaggregate significant expenses such as:

•	Selling Expenses
•	Depreciation
•	General and Administrative Expenses
•	Research and Development Expenses

This level of detail enables the CODM to evaluate cost drivers and profitability more effectively across geographic segments.

The following table sets forth financial information by reportable segment for the periods ending May 31, 2026 and May 31, 2025:

Income/(loss) from operations (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Revenue	280,095	150,063	2,371,000	1,983,963	2,651,095	2,134,026
Cost of goods sold	(74,576)	(47,683)	(1,268,854)	(1,173,175)	(1,343,430)	(1,220,858)
Gross profit	205,519	102,380	1,102,146	810,788	1,307,665	913,168
Selling expenses	(84,046)	(5,355)	(419,209)	(16,418)	(503,255)	(21,773)
Depreciation expense	—	—	(21,282)	(7,506)	(21,282)	(7,506)
General and administrative expenses	(145,481)	(385,842)	(448,805)	(171,576)	(594,286)	(557,418)
Research and development expenses	—	—	(7,970)	(49,014)	(7,970)	(49,014)
Income/(loss) from operations	(24,008)	(288,817)	204,880	566,274	180,872	277,457
Other income/(expenditure)					41,142	(163,673)
Net income/(loss)					222,014	113,784

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

The following table sets forth financial information by reportable segment for the periods ending May 31, 2026 and February 28, 2026:

Total Assets (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	May 31 2026	Feb 28 2026	May 31 2026	Feb 28 2026	May 31 2026	Feb 28 2026
Total assets	2,278,901	2,058,119	4,706,177	4,754,769	6,985,078	6,812,888

The major component of total assets is "Cash" of $2,518,315 as of May 31, 2026 and $2,757,024 as of February 28, 2026. A significant portion of this is maintained Inside the United States in USD of $1,863,024 as of May 31, 2026 and $1,816,626 as of February 28, 2026.

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

Diluted Earnings Per Share (EPS)

The diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period, by applying the treasury stock method. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no potentially dilutive securities outstanding or issuable as at May 31, 2026; accordingly, no additional shares have been included in the diluted earnings per share calculation.

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

u. Principles of consolidation

i. Consolidated - all intercompany transactions eliminated

The consolidated financial statements include the accounts of Medinotec Inc., Medinotec Capital (Pty) Ltd and the financial statements of DISA Medinotec (Pty) Ltd, known as “the Company”. All intercompany transactions have been eliminated.

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

At May 31, 2026 and February 28, 2026, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.       Property, plant and equipment

Property, plant and equipment consist of the following:

	May 31, 2026 (unaudited) $	Feb 28, 2026 $
Computer software	1,133	1,133
Motor vehicles	11,889	11,889
Plant and machinery	1,148,356	1,145,734
Furniture and fittings	99,098	99,098
Computer equipment	185,056	146,437
Laboratory equipment	239,834	239,834
Total cost	1,685,366	1,644,125
Foreign currency adjustment	121,247	120,874
Total accumulated depreciation	(1,461,602)	(1,433,653)
Total	345,011	331,346

Depreciation of property, plant and equipment totaled approximately $21,282 for the period ending May 31, 2026 compared to $17,228 for the period ending May 31, 2025.

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

Depreciation of $6,668 was allocated to Cost of Goods Sold for the period ending May 31, 2026, compared to $16,448 for the period ending May 31, 2025.

5.      Accounts receivable, net of allowances

a. Accounts receivable by period

Accounts receivable consist of the following:

	May 31, 2026 (unaudited) $	Feb 28, 2026 $
Trade accounts receivable	2,536,260	2,451,911
Allowance for expected credit losses	(22,659)	(99,437)
Total	2,513,601	2,352,474

6.      Inventories

a.       Accounts by period

Inventory consists of the following:

	May 31, 2026 (unaudited) $	Feb 28, 2026 $
Raw materials	312,971	282,316
Work in progress	42,513	26,836
Finished goods	866,577	978,578
Inventory in transit	253,698	—
Less provisions for obsolescence	(50,337)	(51,357)
Total	1,425,422	1,236,373

7.      Other current assets

a.        Other current assets by period

Other current assets consist of the following:

	May 31, 2026 (unaudited) $	Feb 28, 2026 $
Prepayments	93,172	50,390
Deposits paid	435	3,148
Other receivables	22,384	20,396
Total	115,991	73,934

8.      Loans Payable

a.       Loans from related parties

	May 31 2026 (unaudited) $	Feb 28 2026 $
Minoan Medical Proprietary Limited
Opening balance	187	940,001
Interest	—	58,731
Received/Issued	—	620,202
Repayments	—	(1,661,932)
Foreign exchange difference	—	43,185
Closing balance	187	187

Minoan Capital Proprietary Limited
Opening balance	314	276
Foreign exchange difference	(7)	38
Closing balance	307	314

Total debt	494	501

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

 Under the terms of the loan agreement, the loan was repayable within three years following the occurrence of an initial public offering, defined in the agreement as the point at which the business had achieved sufficient growth to list on a national exchange. During this period, the loan accrued interest at the prevailing South African prime lending rate. At August 31, 2025 the date at which the substantial majority of the loan was settled, the South African prime lending rate was 10.50%. Management believes the terms of the loan were market-related.

During the fiscal year ended February 28, 2026, substantially all amounts previously reflected in loans payable were extinguished through a tripartite set-off and settlement agreement in terms of which DISA Life Sciences undertook to settle the loan payable on behalf of DISA Medinotec. As of May 31, 2026, only an immaterial balance of $187 remained outstanding to Minoan Medical.

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

9.      Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	May 31, 2026 (unaudited) $	Feb 28, 2026 $
Trade accounts payable	1,059,500	1,003,965
Accrued payroll, payroll taxes and leave pay	44,468	45,566
Royalties payable	22,287	26,211
Tax Liability	—	10,545
Total	1,126,255	1,086,287

One major European Cardiac supplier constitutes 45% (53% on February 28, 2026) of the total trade accounts payable.

10.      Commitments

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

Lease payments in respect of the operating lease liability for the period ended May 31, 2026 was $8,829 compared to $8,014 for the period ended May 31, 2025.

Lease cost associated with operating leases is charged to general and administrative expenses in our consolidated financial statements. The exercise of lease renewal options is at our sole discretion. No extension period has been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.

Maturities of our operating lease liability as of May 31, 2026 was as follows:

Amounts

Remainder of fiscal 2027	6,016
Total undiscounted lease payments:	6,016
Less: Imputed Interest	(87)
Total operating lease liabilities	5,929

Operating lease liabilities, current portion	5,929

The carrying amount of the operating right-of-use asset as of May 31, 2026 was as follows:

Amounts

Opening balance at March 1, 2026	12,880
Depreciation for the 3 month period	(7,411)
Effect of foreign currency translation	(419)
Closing balance at May 31, 2026	man5,050

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

11.      Stockholders’ equity

a.       Authorized and issued stock by period

Authorized:

As of May 31, 2026 the Company had 188,244,452 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of May 31, 2026, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

This has remained unchanged from the previous financial year ending February 28, 2026.

Issued and outstanding shares:

	May 31 2026	Feb 28 2026
Common shares	11,755,548	11,733,750
Stock issued	—	21,798
Total	11,755,548	11,755,548

Share capital:

	May 31 2026 $	Feb 28 2026 $
Common shares	11,756	11,734
Stock issued	—	22
Total	11,756	11,756

12.      Income taxes

For the three months ended May 31, 2026 and 2025, our income tax provision was a benefit of $13,515 and an expense of $148,988, respectively. The effective tax rate for the three months ended May 31, 2026 and 2025 was approximately (6)% and 57%, respectively.

Income tax expense or benefit for interim periods is determined using management’s estimate of the annual effective tax rate expected to apply for the full fiscal year, adjusted for discrete items recognized in the period, where applicable. The effective tax rate may differ from the U.S. statutory federal income tax rate of 21% due to several factors, including the geographic mix of income and losses, foreign tax rate differentials, permanent differences, including GILTI, temporary differences, changes in valuation allowances, and changes in applicable tax laws.

The effective tax rate for the three months ended May 31, 2026 differed from the U.S. statutory federal income tax rate primarily due to the geographic mix of taxable income and losses, foreign tax rate differentials, permanent differences, including GILTI, the impact of valuation allowances on deferred tax assets, and the recognition of a deferred income tax benefit during the period.

Although the Company reported consolidated income before income taxes for the three months ended May 31, 2026, no current income tax expense was recorded for the period. Current income tax is determined based on the taxable income or loss of each taxable entity in the relevant jurisdictions, rather than solely on consolidated income before income taxes. DISA Medinotec reported a standalone loss for the period and therefore no current South African income tax expense was recorded.

Medinotec Incorporated, the U.S. parent company, generated standalone book income during the period. However, no current U.S. income tax expense has been recorded for the quarter, as management currently expects Medinotec Incorporated to generate a taxable loss, or no taxable income, for the full fiscal year after considering expected results for the remaining interim periods. In addition, Medinotec Incorporated has net operating loss carryforwards from prior periods which may be available to offset taxable income. The related deferred tax asset continues to be fully offset by a valuation allowance due to management’s assessment that realization is not more likely than not in the near term.

A portion of Medinotec Incorporated’s standalone income related to the recharge of expenses from Medinotec Incorporated to DISA Medinotec. In determining the South African current tax position, DISA Medinotec has treated the recharge as deductible in taxable income in accordance with applicable South African tax law.

The income tax benefit recorded for the three months ended May 31, 2026 related to deferred income taxes. No current income tax expense was recorded for the period.

The effective tax rate for the three months ended May 31, 2025 differed from the U.S. statutory federal income tax rate primarily due to the timing of the realization of temporary differences in South Africa, foreign tax rate differentials, permanent differences, including GILTI, and the impact of valuation allowances on deferred tax assets. The higher effective tax rate for the prior year period was primarily attributable to the timing of taxable and deductible temporary differences in South Africa relative to the level of consolidated pre-tax income for that period.

The effective tax rate is impacted by several factors, including:

1.	National, federal and foreign tax rates: The statutory federal income tax rate is 21% for the United States and the corporate income tax rate is 27% for South Africa. Differences between statutory rates in the jurisdictions in which the Company operates impact the consolidated effective tax rate.
2.	Permanent differences: Certain items recognized for financial reporting purposes may not be taxable or deductible for income tax purposes, or may be treated differently under the tax laws of the relevant jurisdiction. These items may include GILTI and other permanent differences specific to the tax laws applicable to the Company’s operations.
3.	Temporary differences: Timing differences between the recognition of income and expenses for financial reporting purposes and income tax purposes also affect the effective tax rate. Examples include differences relating to depreciation, accruals, provisions and deferred tax assets or liabilities.
4.	Tax credits: Tax credits, where available and applicable, may reduce the Company’s overall tax liability.
5.	Changes in tax legislation: Changes in tax laws, tax rates or interpretations in the jurisdictions in which the Company operates may affect the Company’s income tax provision.
6.	Valuation allowances: The Company evaluates the realizability of deferred tax assets, including tax loss carryforwards, based on all available positive and negative evidence, including historical results and expectations regarding future taxable income. Where management determines that realization of deferred tax assets is not more likely than not, a valuation allowance is recorded.

As a U.S.-registered company with operations in South Africa, the Company monitors developments relating to the OECD/G20 Pillar Two global minimum tax framework, including South Africa’s implementation of global minimum tax rules. Pillar Two is generally designed to ensure that large multinational enterprise groups are subject to a minimum effective tax rate of 15% in each jurisdiction in which they operate, subject to applicable revenue thresholds, exclusions and local implementation rules. Based on management’s current assessment of the Company’s size, operations and tax profile, the Company does not currently expect Pillar Two to have a material impact on its income tax provision. Management will continue to monitor developments in the jurisdictions in which the Company operates and assess the potential impact of any enacted or substantively enacted rules on future reporting periods.

The Company will continue to monitor its effective tax rate and make adjustments as required based on changes in operations, jurisdictional profitability, valuation allowance assessments and applicable tax legislation.

13.      Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amounts for the three months ending May 31, 2026
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $187 Account payable - $40,000
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable- $307 Lease liability - $5,929 Short term rental expense - $8,127
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a. Rent

DISA Medinotec Proprietary Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis.

Set forth below is a table showing the Consolidated entities' lease payments for the three months ended May 31, 2026 and May 31, 2025 with Minoan Capital:

	May 31, 2026 (unaudited) $	May 31, 2025 $
Lease payments	8,829	8,014

The Company incurs monthly rental charges payable to Minoan Capital for the use of training centre facilities. As no long-term fixed rental agreement exists and the arrangement is invoiced monthly, the Company does not account for the arrangement as a lease.

Set forth below is a table showing the Consolidated entities' rental expenses relating to the training centre facilities the three months ended May 31, 2026 and May 31, 2025 with Minoan Capital:

	May 31, 2026 (unaudited) $	May 31, 2025 $
Rental expense	8,127	—

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

14 ..      Subsequent events

Management has evaluated subsequent events through July 15, 2026, the date the consolidated financial statements were issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

15 .      Reclassification of Financial Statement Items

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

The adjustment results in:

May 31, 2025 $

Original item: General and administrative expenses	(12,163)
Reclassified to: Cost of Goods Sold	12,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, product development and launches, regulatory submissions, revenue expectations, supply chain management, customer and distributor relationships, and market expansion. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are based on our current expectations, estimates and assumptions and are subject to risks and uncertainties, many of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, or otherwise, except as may be required under applicable securities laws.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2026, any updates to those risks included elsewhere in this Quarterly Report on Form 10-Q, and the risks summarized below. These risks include, by way of example and not in limitation:

Financial, Liquidity and Dilution Risks: We may require additional financing, and future equity or debt financing may dilute existing shareholders, increase financial obligations or affect our ability to execute our business strategy.

Customer, Market and Geographic Concentration Risks: We rely on a limited number of customers, distributors and geographic markets, and any material disruption to these relationships or markets could adversely affect revenue, profitability and cash flows.

Operational and Commercial Risks: Our results depend on product development, manufacturing, supply chain continuity, commercialization efforts, distributor performance and our ability to compete effectively in the medical device market.

Regulatory, Legal and Compliance Risks: We are subject to extensive medical device, healthcare, reimbursement, product liability, intellectual property, tax, anti-corruption, data privacy and other legal and regulatory requirements, and non-compliance or adverse developments could result in delays, penalties, litigation or increased costs.

South Africa, Foreign Exchange and Trade Risks: Because a significant portion of our operations is located in South Africa, we are exposed to country-specific political, economic, infrastructure, exchange control, foreign currency, trade, tariff and related risks.

Management, Governance and Securities Risks: We depend on key personnel, have concentrated voting control, have officers and directors located outside the United States, and our common stock trades on the OTCQX market, which may involve limited liquidity and market volatility.

This list is not exhaustive. Readers should carefully consider the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2026, together with any updates included in this Quarterly Report on Form 10-Q, and should not place undue reliance on forward-looking statements.

Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by applicable securities laws.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Business Overview

Medinotec Inc. was incorporated in the State of Nevada on April 26, 2021. Effective April 26, 2022, the Company acquired DISA Medinotec Proprietary Limited, a South African company, from Minoan Medical Proprietary Limited (“Minoan”), a South African company and the former owner of all the capital stock of DISA Medinotec Proprietary Limited. The acquisition was completed pursuant to a Share Exchange Agreement under common control with Minoan, under which the Company acquired all the capital stock of DISA Medinotec Proprietary Limited in exchange for the issuance of stock at par value and the transfer of the outstanding loan account.

The acquisition was completed through Medinotec Capital Proprietary Limited, a South African subsidiary established by Medinotec Inc. following an initial capital contribution of $10,000 on December 18, 2021. Medinotec Capital Proprietary Limited serves as the Company’s acquisition and investment vehicle in South Africa.

Together, Medinotec Inc., Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited comprise the Medinotec group of companies.

The Company currently generates revenue from two principal sources: (1) Company-developed and manufactured medical devices and (2) the distribution of third-party medical devices under exclusive or non-exclusive distribution arrangements in defined territories. The Company’s developed products include the Trachealator, the OutFlo Aortic Valve Dilation Balloon Catheter, and the Cape Cross family of PTCA balloon catheters. The Company distributes a range of cardiology and renal dialysis products on behalf of third-party manufacturers, primarily in South Africa.

The Trachealator

The Trachealator is a non-occlusive airway dilation balloon intended for use in selected airway dilation procedures. Tracheal and bronchial stenosis can arise from several causes and may require one or more dilation procedures, depending on the patient and clinical circumstances.

The Trachealator obtained CE marking in 2019 and FDA 510(k) clearance in November 2021. The product is sold in selected markets, including parts of Europe, the Middle East, South America, Asia, South Africa and the United States.

Medical device regulatory requirements differ by jurisdiction. FDA clearance and CE marking may support regulatory submissions or market access in certain jurisdictions, but some countries require additional local registrations, testing, certifications, quality system requirements or other regulatory approvals before a product may be sold. The Company evaluates market entry requirements on a jurisdiction-by-jurisdiction basis.

For example, Australia, Japan and China have their own medical device regulatory systems through the Therapeutic Goods Administration, the Pharmaceuticals and Medical Devices Agency, and the National Medical Products Administration, respectively, and do not automatically accept CE marking or FDA clearance as a basis for market authorization.

Outflo Aortic Valve Dilation Balloon Catheter

The Outflo Aortic Valve Dilation Balloon Catheter is a non-occlusive perfusion balloon catheter designed for use in selected procedures involving dilation of the aortic valve while maintaining perfusion.

The product is intended for use in selected procedures involving post-dilation of a prosthetic valve in TAVI procedures, where clinically appropriate.

FDA 510(k) clearance was obtained on March 11, 2025. Outflo is currently marketed and sold in South Africa, and marketing activities in the United States commenced during the fourth quarter of fiscal 2026, with the first units sold during the first quarter of fiscal 2027.

The Cape Cross PTCA Catheter

The Cape Cross PTCA Catheter is a semi-compliant coronary PTCA balloon catheter. The product has obtained CE marking and is sold in South Africa and selected international markets.

A PTCA catheter may be used in procedures to dilate a narrowed or blocked coronary artery. The catheter is inserted through the vascular system and positioned at the treatment site. The balloon is then inflated and deflated before the catheter is withdrawn. Depending on the clinical circumstances, a coronary stent may also be placed in the diseased area of the artery.

Cape Cross Non-Compliant (“NC”) Catheter

The Cape Cross Non-Compliant (“NC”) Catheter is a non-compliant balloon catheter developed for post-dilation procedures. The product has obtained CE marking and is sold in South Africa and selected international markets. After placement of a stent, a non-compliant balloon catheter may be used to assist with stent apposition, depending on the clinical circumstances.

The Micro CTO Catheter (Developmental)

The Company has developed a Micro CTO balloon catheter range with diameters from 0.70 mm to 1.25 mm as a size range extension to the Cape Cross PTCA Catheter.

The product is intended for use in selected coronary cases involving chronic total occlusions, subject to applicable regulatory clearances, approvals or certifications. The technical file was submitted to the Company’s Notified Body at the end of July 2023 and remains under review.

The process of seeking FDA 510(k) clearance for the Cape Cross PTCA catheter range commenced in January 2024. There can be no assurance as to the timing or outcome of this process.

StaXstop Catheter (Developmental)

The StaXstop Catheter is an epistaxis catheter intended for use in the management of nasal bleeding. The product remains in the development pipeline and is subject to research and development, testing, pre-production prototyping and related product validation activities. The Company is evaluating the applicable regulatory pathway for this product, including whether it may qualify as a Class I 510(k)-exempt device in the United States.

Septus Balloon (Developmental)

The Septus Balloon is a nasal fracture balloon intended for use in selected nasal procedures. The product remains in the development pipeline and is subject to research and development, testing and pre-production prototyping activities. Further development, regulatory review and commercialization assessments will be required before the product may be marketed in applicable jurisdictions.

Vaultseal Balloon (Developmental)

The VaultSeal Balloon is a balloon product intended for use in selected gynecological procedures. The product remains in the development pipeline and is subject to research and development, testing and pre-production prototyping activities. The Company continues to evaluate the product’s regulatory pathway, commercial feasibility and timing of any potential market introduction.

Product Development Pipeline

The Company’s product development and commercialization process generally includes the following stages, although not all stages apply to every product and the timing and outcome of each stage may vary:

1.	Research and development
2.	Pre-production prototyping
3.	Testing and validation
4.	Production readiness
5.	Clinical evaluation, where required
6.	CE marking or MDR certification, where applicable
7.	Local marketing and sales
8.	International sales outside the United States
9.	FDA 510(k) clearance or other applicable U.S. regulatory pathway
10.	Sales in the United States

The products described have reached the following stages:

Trachealator:	FDA 510(k) clearance and CE marking have been obtained. The Company supplies Trachealator products to customers in the United States and selected international markets.

Outflo Aortic Valve Dilation Balloon Catheter:

FDA 510(k) clearance was obtained on March 11, 2025. Outflo is marketed in South Africa, and marketing activities in the United States commenced during the fourth quarter of fiscal 2026, with initial sales in the United States occurring during the first quarter of fiscal 2027.

Cape Cross PTCA Catheter:	The Company is pursuing FDA 510(k) clearance with the assistance of external consultants. Final submission remains pending. CE certification under the MDD has been obtained and remains valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Cape Cross NC Catheter:	The Company is pursuing FDA 510(k) clearance with the assistance of external consultants. Final submission remains pending. CE certification under the MDD has been obtained and remains valid under Regulation (EU) 2023/607. CE certification under the MDR is in progress.

Micro CTO Catheter:	Research and development, testing and pre-production prototyping have been completed. The technical file was submitted to the Notified Body in July 2023 and remains under review as of the date of this report.

StaXstop Catheter:	The product remains in the development pipeline. Activities include research and development, testing, pre-production prototyping, production readiness and validation. The Company is evaluating the applicable regulatory pathway, including whether the product may qualify as a Class I 510(k)-exempt device in the United States.

Septus Balloon:	The product remains in the development pipeline. Activities include research and development, testing and pre-production prototyping.

Vaultseal Balloon:	The product remains in the development pipeline. Activities include research and development, testing and pre-production prototyping.

Results of Operations for the Three Months ended May 31, 2026 and May 31, 2025

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the period ended May 31, 2026 was $2,651,095 compared to $2,134,026 in revenue for the period ended May 31, 2025, an increase of $517,069, or approximately 24%.

Operating Segments

The Group operates through two primary segments: Sales Outside the United States and Domestic Sales. These segments reflect the Company’s geographic revenue streams. Sales Outside the United States include Company-developed products and third-party products distributed by the Group, while Domestic Sales include sales of the Trachealator and Outflo products within the United States.

1.

Sales Outside the United States

This segment includes both the sale of the Group's in-house developed products (proprietary IP) and the distribution of third-party products. The third-party distribution component generally yields lower margins due to pricing pressures, distributor agreements and competition within the medical device distribution sector. Company-developed products have historically generated higher margins than distributed third-party products.

The performance of this segment is affected by regional demand, regulatory considerations, distributor performance and customer purchasing activity, particularly in regions such as South Africa and broader Southern Africa.

2.

Domestic Sales (United States)

The Domestic Sales segment includes sales in the United States. Historically, this segment has primarily related to the Company’s Trachealator device, which is used in the respiratory market. Beginning in the first quarter of fiscal 2027, this segment also includes sales activity relating to the Company’s Outflo device, which is used in the cardiology market.

Revenue from this segment is primarily affected by sales volumes for the Trachealator and Outflo products, the Company’s sales channels, relationships with U.S. healthcare providers, and the timing and extent of adoption by healthcare institutions.

Sales Concentration

Sales between the Medinotec Group and DISA Life Sciences are expected to continue to represent a significant portion of the Group’s revenue, particularly within the Sales Outside the United States segment. DISA Life Sciences distributes medical device products in South Africa, and South Africa continues to represent a significant portion of the Group’s sales.

The Group continues to evaluate opportunities to reduce its reliance on the South African market over time by expanding into other international markets, including North America, Europe, and selected other markets. Any such expansion will depend on, among other factors, regulatory approvals, the establishment of appropriate distribution channels, market acceptance of the Group’s products, pricing, reimbursement considerations, and competition in those markets.

There is no certainty that the Group will be able to materially reduce its reliance on DISA Life Sciences or the South African market in the short-to-medium term. The timing and success of expansion into new markets are subject to a number of risks and uncertainties, including regulatory requirements, the ability to identify and establish relationships with suitable distribution partners, and the competitive conditions in each relevant market. As a result, customer concentration risk is expected to continue unless and until the Group is able to develop a more diversified revenue base.

Product Development

The Trachealator product received FDA 510(k) clearance in November 2021, allowing the Company to market and sell the product in the United States. This clearance permits the Company to market and sell the product in the United States, subject to applicable commercial, reimbursement and competitive factors.

The Group sells products through customer relationships and distribution arrangements, particularly in South Africa. In South Africa, the Group’s distribution model is supported by a sales network that services hospitals and other healthcare facilities in South Africa. A significant portion of the Group’s historical revenue has been generated through this distribution structure.

The Group continues to evaluate its sales channels in the United States, including in relation to the Trachealator and the recently launched Outflo product. The development of these sales channels remains subject to market acceptance, the establishment of appropriate commercial relationships, and other operational and regulatory considerations.

On March 11, 2025, the Group received FDA 510(k) clearance for its Outflo Aortic Dilatation Balloon Catheter. This is the Group’s second product to receive FDA 510(k) clearance. The commercial launch and market adoption of this product remain subject to normal commercial, regulatory, reimbursement, and competitive factors.

Outside the U.S. Segment

Revenues from the Group’s Outside the U.S. segment, which includes both Company-developed and distributed products, increased by approximately 20% to $2,371,000 for the three months ended May 31, 2026, compared to $1,983,963 for the same period in the prior year. The increase was primarily attributable to higher volumes in distribution revenue streams in South Africa.

Although overall segment revenues increased, the Group experienced lower sales volumes for certain internally designed and manufactured products within this segment. This decrease was primarily attributable to the allocation of sales and marketing resources toward the Group’s U.S. commercialization activities, as well as market conditions in Europe, including economic slowdown and foreign currency fluctuations, which affected product sales in certain regions.

During the period, the Group continued sales and marketing activities in the Outside the U.S. segment, including maintaining distribution arrangements in South Africa, providing product and sales training, using customer relationship management tools, and performing market research to monitor customer requirements, market trends and competitive conditions.

These activities were intended to support existing sales channels and provide management with information regarding customer requirements and market conditions. There can be no assurance that these activities will result in increased sales, improved margins or expanded market share in future periods.

Inside the U.S. (Domestic) Segment

Revenues from the Group’s Inside the U.S. segment, which includes sales of Company-developed products, increased by approximately 87% to $280,095 for the three months ended May 31, 2026, compared to $150,063 for the same period in the prior year. The increase was primarily attributable to higher sales activity in the U.S. market and initial sales associated with the launch of Outflo. Although revenue increased during the period, sales volumes in the domestic segment remain relatively low as the Group continues to develop its U.S. commercialization activities.

During the period, the Group continued to support the U.S. segment through sales and marketing activities, including expanding sales representation in the U.S. market, conducting product demonstrations and customer outreach, providing product-related education to healthcare professionals, maintaining digital marketing activities, and obtaining feedback from customers and healthcare professionals.

These activities were intended to support awareness of the Group’s products, assist with customer engagement and provide information to management regarding customer requirements and market conditions. There can be no assurance that these activities will result in increased sales, improved margins or broader market acceptance in future periods.

Cost of Goods

The following tables compare cost of goods sold as dollar amounts and as a percentage of net sales for the three months ended May 31, 2026 and 2025:

	Three Months Ended (unaudited)
	May 31, 2026	May 31, 2025
Total cost of goods sold	$1,343,430	$1,220,858

	Three Months Ended (unaudited)
	May 31, 2026	May 31, 2025
Total cost of goods sold %	51%	57%

The composition of the cost of sales figures as a percentage to the segments is as follows:

	Three Months Ended (unaudited)
	May 31, 2026	May 31, 2025
Outside United States of America %	94%	96%
Inside the United states of America %	6%	4%

For the three months ended May 31, 2026, cost of goods sold increased to $1,343,430 from $1,220,858 in the prior-year period. The increase was primarily attributable to higher overall sales activity during the period, particularly increased distribution agreement sales in the Outside the U.S. segment.

Gross margin improved to 49% of sales for the three months ended May 31, 2026, compared to 43% for the three months ended May 31, 2025. Revenue increased by approximately 24% during the period, while cost of goods sold increased by approximately 10%, resulting in improved gross margin.

The Group’s revenue mix continued to include a significant proportion of distribution agreement sales in South Africa. Distribution agreement sales outside the U.S. increased to $2,155,651 for the three months ended May 31, 2026, compared to $1,645,101 in the prior-year period. Internally designed and manufactured sales outside the U.S. decreased to $215,349 from $338,862, while internally designed and manufactured sales inside the U.S. increased to $280,095 from $150,063.

The improvement in gross margin was primarily attributable to revenue increasing at a higher rate than cost of goods sold, together with changes in product mix, customer mix, pricing and cost factors during the period. Gross margin may continue to fluctuate between periods depending on the relative contribution of distribution and internally developed product sales, geographic sales mix, supplier pricing, production costs and foreign exchange movements.

Operating Expenses

For the three months ended May 31, 2026, operating expenses were $1,126,793, an increase from $635,711 for the same period in the prior year. The increase for the three-month period was primarily driven by investments in growth initiatives, including sales and marketing activities.

One of the major components that affects the operating expenses is the cost of compliance for the business which is included in the General and Administrative line item. Certain costs are once off in nature and others will be recurring.

	Three months ended (Unaudited)

	May 31, 2026	May 31, 2025	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	21,282	7,506	13,776	184%
General and administrative expenses	594,286	557,418	36,868	7%
Research and development expenses	7,970	49,014	(41,044)	(84%)
Selling expenses	503,255	21,773	481,482	2211%
Total operating expenses	1,126,793	635,711	491,082	77%

Operating expenses increased by $491,082, or 77%, to $1,126,793 for the three months ended May 31, 2026, compared to $635,711 for the same period in the prior year.

The increase was primarily attributable to selling expenses, which increased by $481,482 to $503,255 for the three months ended May 31, 2026, compared to $21,773 for the same period in the prior year. The increase was driven primarily by distributor support costs incurred under the Company’s arrangements in the South African market. The Company agreed to reimburse its distribution partner for a portion of that partner’s expenditure incurred in connection with the sale of cardiology and renal dialysis products in South Africa. A substantial portion of these costs related to the distributor’s employee costs for its sales force, together with other expenditure incurred in supporting these sales activities.

These distributor support costs were introduced from the second quarter of the prior fiscal year and were therefore not incurred to the same extent during the three months ended May 31, 2025. As a result, the three months ended May 31, 2026 included a higher level of selling expense compared to the prior-year quarter.

The Company also continues to incur selling and marketing costs in support of its direct and distributor-based sales channels, including customer engagement, product demonstrations, market education and related sales activities. The level and classification of these costs may vary between periods depending on the timing of sales activities, marketing events, conferences, distributor arrangements and the allocation of employee time.

General and administrative expenses increased by $36,868, or 7%, to $594,286 for the three months ended May 31, 2026, compared to $557,418 for the same period in the prior year. General and administrative expenses include personnel costs, professional fees, public company costs, compliance-related costs and other administrative expenses required to support the Group’s operations. A significant portion of the Group’s personnel and operational support functions are located outside the United States, including in South Africa, which affects the Company’s overall cost structure.

As a medical device company, the Group incurs costs related to regulatory filings, quality systems, product compliance and other requirements applicable to the markets in which it operates. As a publicly traded company quoted on the OTCQX Market, the Group also incurs costs related to public company reporting, investor relations, regulatory compliance and related corporate requirements.

Research and development expenses decreased by $41,044, or 84%, to $7,970 for the three months ended May 31, 2026, compared to $49,014 for the same period in the prior year. The decrease was primarily due to the timing of research and development activities during the respective periods. The Company’s research and development activities generally focus on product development, product improvements, process improvements, manufacturing efficiencies, regulatory readiness and selected projects that management believes are commercially relevant. Research and development expenses may fluctuate between periods depending on the timing and stage of specific projects.

Depreciation and amortization expense included in operating expenses increased by $13,776, or 184%, to $21,282 for the three months ended May 31, 2026, compared to $7,506 for the same period in the prior year. The increase was partly attributable to certain manufacturing equipment becoming available for use in the manufacturing process following regulatory clearance during the fourth quarter of the prior fiscal year. Depreciation and amortization expense may fluctuate between operating expenses and cost of goods sold depending on the nature and use of the related assets during the period.

Excluding the increase in selling expenses, operating expenses increased by $9,600 compared to the prior-year period. Overall, the increase in total operating expenses was primarily attributable to the distributor support cost recovery arrangement, partially offset by decreases in general and administrative expenses and research and development expenses.

 Net Income / (Loss)

Net income for the three months ended May 31, 2026 was $222,014, compared to net income of $113,784 for the three months ended May 31, 2025, representing an increase of $108,230.

Income before income taxes decreased by $54,273, from $262,772 for the three months ended May 31, 2025 to $208,499 for the three months ended May 31, 2026. The decrease was primarily attributable to higher operating expenses, which more than offset improved gross profit and higher non-operating income.

The increase in net income, despite lower income before income taxes, was primarily attributable to the income tax benefit recognized during the current period compared to income tax expense recognized in the prior year period. The Company recognized an income tax benefit of $13,515 for the three months ended May 31, 2026, compared to income tax expense of $148,988 for the three months ended May 31, 2025, representing a favorable period-on-period change of $162,503. The change in the income tax provision was primarily due to the tax factors described in the income tax disclosure, including the geographic mix of taxable income and losses, the estimated annual tax position of Medinotec Incorporated, foreign tax rate differentials, temporary differences, permanent differences and valuation allowances.

Management views income from operations and contribution from operations by segment as useful measures in assessing the underlying performance of the business, as these measures exclude the impact of financing income and expenses, income tax effects and other items that may vary between periods. Income from operations was $180,872 for the three months ended May 31, 2026, compared to $277,457 for the three months ended May 31, 2025. Although income from operations decreased during the current period, net income increased primarily due to the income tax benefit recognized in the current period compared to income tax expense recognized in the prior year period.

Segment Contribution to Income/(loss) from operations

Three Months Ended May 31 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2026	2025	2026	2025	2026	2025
Income/(loss) from operations	(24,008)	(288,817)	204,880	566,274	180,872	277,457

The Inside the United States segment reported a loss from operations of $24,008 for the three months ended May 31, 2026, compared to a loss from operations of $288,817 for the three months ended May 31, 2025. The reduction in the operating loss was primarily attributable to higher revenue and gross profit in the current period, together with lower general and administrative expenses. This was partially offset by higher selling expenses during the current period.

The Outside the United States segment reported income from operations of $204,880 for the three months ended May 31, 2026, compared to income from operations of $566,274 for the three months ended May 31, 2025. Revenue and gross profit increased in this segment during the current period; however, this was more than offset by higher operating expenses, particularly selling expenses and general and administrative expenses.

Total income from operations was $180,872 for the three months ended May 31, 2026, compared to $277,457 for the three months ended May 31, 2025. The decrease in total income from operations was primarily due to the lower contribution from the Outside the United States segment, partially offset by the reduced operating loss in the Inside the United States segment.

Liquidity and Capital Resources

As of May 31, 2026, the Company reported current assets of $6,573,329 and total assets of $6,985,078. Current liabilities at the same date were $1,132,184, resulting in working capital of $5,441,145. This compares with February 28, 2026, when current assets were $6,419,805 and total assets were $6,812,888, with current liabilities of $1,101,192 and working capital of $5,318,613.

The increase in total assets was primarily attributable to higher current assets, including increases in accounts receivable, inventory and other current assets, partially offset by a decrease in cash and cash equivalents. Accounts receivable increased from $2,352,474 as of February 28, 2026 to $2,513,601 as of May 31, 2026, primarily due to the timing of customer collections and sales activity during the period. Inventory increased from $1,236,373 to $1,425,422, reflecting inventory purchases and stocking requirements. Cash and cash equivalents decreased from $2,757,024 to $2,518,315 during the period.

Current liabilities increased from $1,101,192 as of February 28, 2026 to $1,132,184 as of May 31, 2026, primarily due to an increase in accounts payable and accrued liabilities, partially offset by a decrease in the current portion of operating lease liabilities. Total liabilities increased from $1,101,693 to $1,132,678. Working capital increased by $122,532 during the period, from $5,318,613 as of February 28, 2026 to $5,441,145 as of May 31, 2026.

We believe that funds generated from operations, together with existing cash reserves, will be sufficient to finance our current operations and meet our obligations over the next twelve months. We will continue to monitor our cash requirements and may consider additional funding sources where appropriate to support working capital requirements, capital expenditures, strategic opportunities or other business needs.

In terms of capital allocation for research and development, we continue to follow an R&D-light approach. This approach focuses on selected projects that are closer to commercialization, process improvement, manufacturing efficiencies and regulatory expansion. The Company also uses royalty-based arrangements where appropriate, which limits direct development expenditure while allowing continued participation in selected product development activities.

Looking ahead, we plan to undertake clinical write-ups in new territories to facilitate market entry and compliance with local regulatory requirements. We do not currently anticipate that these activities will exceed $50,000.

To support potential acquisitions, strategic partnerships, capital expenditures and selected R&D initiatives, we may consider additional debt or equity financing or establishing lines of credit to supplement cash flows from operations.

Cash flow movements

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Three Months Ended May 31, 2026 (unaudited) ($)	Three Months Ended May 31, 2025 (unaudited) ($)
Net cash provided by (used in):
Operating Activities	(176,125)	(759,238)
Investing Activities	(40,350)	—
Financing Activities	—	(37,900)

Cash flows from Operating Activities

For the three months ended May 31, 2026, net cash used in operating activities was $176,125, compared with net cash used in operating activities of $759,238 for the three months ended May 31, 2025. The decrease in cash used in operating activities was primarily due to a smaller increase in accounts receivable during the current period compared to the prior-year period. Accounts receivable increased by $172,688 during the three months ended May 31, 2026, compared to an increase of $1,589,455 during the three months ended May 31, 2025.

Cash used in operating activities during the current period was mainly attributable to increases in inventory, accounts receivable and prepayments, partially offset by net income for the period and an increase in accounts payable and accrued expenses. Inventory increased by $203,452 during the three months ended May 31, 2026, reflecting inventory purchases and stocking requirements during the period. Prepayments increased by $41,268, primarily reflecting the annual insurance premium made during the period. Accounts payable and accrued expenses increased by $88,702, partially offsetting these working capital outflows.

Overall, although the Company generated net income of $222,014 for the three months ended May 31, 2026, working capital movements resulted in net cash used in operating activities for the period.

Profitability

For the three months ended May 31, 2026, the Company reported net income of $222,014, compared to net income of $113,784 for the three months ended May 31, 2025, representing an increase of $108,230.

Income before income taxes decreased by $54,273, from $262,772 for the three months ended May 31, 2025 to $208,499 for the three months ended May 31, 2026. The decrease was primarily attributable to higher operating expenses, which more than offset the increase in gross profit. Gross profit increased during the current period as a result of higher revenue and improved gross margin; however, this improvement was offset by higher operating expenses.

The increase in net income, despite the decrease in income before income taxes, was primarily attributable to the income tax benefit recognized during the current period, compared to the income tax expense recognized in the prior year period. The Company recognized an income tax benefit of $13,515 for the three months ended May 31, 2026, compared to income tax expense of $148,988 for the three months ended May 31, 2025, representing a favorable period-on-period change of $162,503, as discussed in the income tax disclosure.

Working Capital Movements

The decrease in net cash used in operating activities was influenced by the Company’s net income for the period and changes in working capital. Working capital movements during the three months ended May 31, 2026 included increases in accounts receivable, inventory and prepayments, partially offset by an increase in accounts payable and accrued expenses.

  Trade Receivables: The cash flow movement in accounts receivable was an increase of $172,688 for the three months ended May 31, 2026, compared to an increase of $1,589,455 for the same period in the prior year. The smaller increase in accounts receivable reduced the working capital outflow compared to the prior-year period.
  Inventory: The cash flow movement in inventories was an outflow of $203,452 for the three months ended May 31, 2026, compared to an inflow of $7,496 for the same period in the prior year. The increase in inventory during the current period was primarily attributable to inventory in transit at period end of approximately $250,000. This related mainly to third-party devices for which the Company had been invoiced before quarter end, but which had not yet been received by quarter end. These items are typically sold on to our third party distribution partner upon delivery and are not ordinarily held as inventory on hand for an extended period. Excluding the effect of this inventory in transit balance, inventory would have decreased by approximately $40,000 during the period. Accordingly, the reported increase in inventory was primarily a result of the timing of supplier invoicing and delivery around period end, rather than a general increase in inventory held on hand.
  Prepayments: Prepayments increased by $41,268 for the three months ended May 31, 2026, compared to an increase of $147,160 for the same period in the prior year. The increase in prepayments primarily reflects the annual insurance premium made during the period.
  Accounts Payable and Accrued Expenses: Accounts payable and accrued expenses increased by $88,702 for the three months ended May 31, 2026, compared to an increase of $699,024 for the same period in the prior year. The increase in the current period partially offset the cash outflows from accounts receivable, inventory and prepayments.

Overall, net cash used in operating activities decreased from $759,238 for the three months ended May 31, 2025 to $176,125 for the three months ended May 31, 2026. The decrease in cash used in operating activities was primarily attributable to higher net income and a smaller increase in accounts receivable compared to the prior-year period, partially offset by increases in inventory and prepayments.

Cash flows from Investing Activities

For the three months ended May 31, 2026, net cash used in investing activities was $40,350, compared to no cash flows from investing activities for the three months ended May 31, 2025. The cash used in investing activities during the current period related to the purchase of property, plant and equipment.

The majority of the capital expenditure during the period related to the acquisition of medical simulation equipment. The equipment is intended to support training and product education activities, including product familiarization and the demonstration of procedures in a simulated environment.

Cash flow from Financing Activities

For the three months ended May 31, 2026, the Company reported no cash flows from financing activities, compared to net cash used in financing activities of $37,900 for the three months ended May 31, 2025.

The cash used in financing activities in the prior-year period related to the repayment of debt. No comparable repayments, borrowings, or equity financing transactions occurred during the three months ended May 31, 2026. The loan previously outstanding to Minoan Medical was settled by August 31, 2025, during the prior fiscal year, and therefore no repayments relating to this loan were made during the current period.

Off Balance Sheet Arrangements

As of May 31, 2026, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies as described in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended February 28, 2026; however, we consider our critical accounting policies to be those related to revenue from the sale of self-manufactured products, revenue from the distribution of products, and inventories valuation, costing and obsolescence.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s Consolidated results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended May 31, 2026. The purpose of this evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the quarter ended May 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the risk factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and cash flows. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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
Date: July 9, 2026
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: July 9, 2026
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

