Form 10-Q
period 2026-08-31
Medinotec Inc.
filed 2026-10-08
CIK 1931055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,755,548 common shares as of October 8, 2026.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Unaudited Consolidated Balance Sheets as of August 31, 2026 and February 28, 2026;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended August 31, 2026 and August 31, 2025;
F-3	Unaudited Consolidated Statements of Stockholders’ Equity / (Deficit) for the three and six months ended August 31, 2026 and August 31, 2025;
F-4	Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2026 and August 31, 2025; and
F-5	Notes to the Unaudited Consolidated Financial Statements.

3

Consolidated Financial Statements

Consolidated Balance Sheets of the Medinotec Group of Companies as of August 31, 2026 and February 28, 2026

	August 31, 2026 (unaudited) $	February 28, 2026 $
Assets
Current Assets
Cash	2,584,106	2,757,024
Accounts receivable, net of allowances	2,618,622	2,352,474
Inventory	1,153,731	1,236,373
Other current assets	80,180	73,934
Total Current Assets	6,436,639	6,419,805
Property, plant and equipment, net of accumulated depreciation	374,808	331,346
Deferred tax asset	50,571	48,857
Operating right-of-use asset	90,789	12,880
Total Assets	$6,952,807	$6,812,888
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	927,101	1,086,287
Operating lease liability, current portion	28,180	14,905
Total Current Liabilities	955,281	1,101,192
Long Term Liabilities
Loans payable	497	501
Operating lease liability, net of current portion	62,985	—
Total Liabilities	1,018,763	1,101,693
Stockholders’ Equity
Capital stock $.001 par value; shares authorized 200,000,000; 11,755,548 shares issued and outstanding	11,756	11,756
Capital stock additional paid in capital	3,405,359	3,405,359
Retained Earnings	1,975,497	1,712,617
Accumulated other comprehensive income	541,432	581,463
Total Equity	5,934,044	5,711,195
Total Liabilities and Stockholders’ Equity	$6,952,807	$6,812,888

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income/ (Loss) for the Medinotec Group of Companies for the Three and Six months Ended August 31, 2026 and August 31, 2025 (Unaudited)

	Three months ended		Six months ended

	August 31, 2026 (Unaudited) $	August 31, 2025 (*) $	August 31, 2026 (Unaudited) $	August 31, 2025 (*) $

Revenue	3,200,603	3,236,305	5,851,698	5,370,331
Cost of goods sold	(1,640,706)	(1,253,007)	(2,984,136)	(2,473,865)
Gross profit	1,559,897	1,983,298	2,867,562	2,896,466
Operating expenses
Depreciation and amortization expense	(21,824)	(7,497)	(43,106)	(15,003)
General and administrative expenses	(835,893)	(706,597)	(1,430,179)	(1,264,015)
Research and development expenses	(22,076)	(66,235)	(30,046)	(115,249)
Sales and marketing expenses	(477,381)	(674,404)	(980,636)	(696,177)
Total operating expenses	(1,357,174)	(1,454,733)	(2,483,967)	(2,090,444)
Income (loss) from operations	202,723	528,565	383,595	806,022
Non operating income and expenses
Interest income	16,355	36,259	32,412	37,078
Other revenue/(expense)	(30,215)	12,272	(11,777)	28,693
Interest expense	(8,620)	(40,274)	(15,488)	(72,199)
Total non-operating income and expenses	(22,480)	8,257	5,147	(6,428)
Income/(loss) before income taxes	180,243	536,822	388,742	799,594
Income taxes
Current income taxes	(127,942)	(193,942)	(127,942)	(456,788)
Deferred income taxes	(11,435)	3,686	2,080	117,544
Net income/(loss)	40,866	346,566	262,880	460,350
Other comprehensive income (loss) from operations	40,778	12,972	(40,031)	(2,819)
Total comprehensive income (loss)	81,644	359,538	222,849	457,531
Earnings Per Share:
Basic	$0.00	$0.03	$0.02	$0.04
Diluted	$0.00	$0.03	$0.02	$0.04
Weighted-average shares outstanding:
Basic	11,755,548	11,752,231	11,755,548	11,742,990
Diluted	11,755,548	11,752,231	11,755,548	11,742,990

The accompanying notes are an integral part of these Consolidated financial statements.

* Refer to note 15 regarding reclassifications.

Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended August 31, 2026 and August 31, 2025 (Unaudited)

For the Three Months Ended August 31, 2026 and August 31, 2025 (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings $	Total $
Balance, June 1, 2026	11,755,548	11,756	3,405,359	500,654	1,934,631	5,852,400
Net income (loss) for the period	—	—	—	—	40,866	40,866
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	40,778	—	40,778
Balance, August 31, 2026	11,755,548	11,756	3,405,359	541,432	1,975,497	5,934,044

Balance, June 1, 2025	11,733,750	11,734	3,296,391	28,798	1,031,899	4,368,822
Net income (loss) for the period	—	—	—	—	346,566	346,566
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	12,972	—	12,972
Issuance of common stock	21,798	22	108,968	—	—	108,990
Balance, August 31, 2025	11,755,548	11,756	3,405,359	41,770	1,378,465	4,837,350

For the Six Months Ended August 31, 2026 and August 31, 2025 (Unaudited)

	Common Stock		Common Stock Additional Paid in Capital
	Shares	Amount $	Amount $	Accumulated Comprehensive Income $	Retained Earnings $	Total $
Balance, March 1, 2026	11,755,548	11,756	3,405,359	581,463	1,712,617	5,711,195
Net income (loss) for the period	—	—	—	—	262,880	262,880
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(40,031)	—	(40,031)
Balance, August 31, 2026	11,755,548	11,756	3,405,359	541,432	1,975,497	5,934,044

Balance, March 1, 2025	11,733,750	11,734	3,296,391	44,589	918,115	4,270,829
Net income (loss) for the period	—	—	—	—	460,350	460,350
Other comprehensive income
Net foreign currency translation adjustment	—	—	—	(2,819)	—	(2,819)
Issuance of common stock	21,798	22	108,968	—	—	108,990
Balance, August 31, 2025	11,755,548	11,756	3,405,359	41,770	1,378,465	4,837,350

The accompanying notes are an integral part of these Consolidated financial statements.

Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2026 and August 31, 2025 (unaudited)

	Six months ended (unaudited)
	August 31, 2026 $	August 31, 2025 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	262,880	460,350
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	43,106	15,003
Foreign currency transaction gain/(loss), unrealized	15,803	(15,906)
Deferred income taxes and tax credits	(2,080)	(117,544)
Provision for income taxes	127,942	456,788
Provision for doubtful receivables	22,338	79,758
Common stock issued for services	—	108,990
Operating lease liability	(16,573)	(14,072)
(Increase)/Decrease in prepayments	(5,142)	(104,528)
(Increase)/Decrease in receivables	(362,033)	(273,143)
(Increase)/Decrease in inventories	84,599	(29,799)
Increase/(Decrease) in accounts payable and accrued liabilities	(112,183)	(101,597)
Net cash flow from operations	58,657	464,300
Tax paid	(127,256)	—
TOTAL CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	(68,599)	464,300
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments to acquire property, plant, and equipment	(86,985)	—
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	(86,985)	—
CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES:
Repayment of debt	—	(980,467)
TOTAL CASH FLOWS FROM/(USED BY) FINANCING ACTIVITIES	—	(980,467)
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	(17,334)	(5,424)
Net decrease in cash and cash equivalents	(172,918)	(521,591)
Cash and cash equivalents at beginning of the period	2,757,024	2,769,686
Cash and cash equivalents at end of period	2,584,106	2,248,095

Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	93,383	—
Cash paid for:
Income taxes	127,256	46,288
Cash received for:
Interest	32,412	37,078

Changes in operating assets and liabilities are presented exclusive of foreign-currency translation effects, which are included in effect of exchange rate on cash and cash equivalents.

The accompanying notes are an integral part of these Consolidated financial statements.

Notes to the Consolidated Financial Statements

For the period ended August 31, 2026

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

The Company’s operations include the development, manufacture and commercialization of medical devices, as well as the establishment and management of related distribution channels. The Company currently has operations in South Africa and the United States, including activity conducted from our short-term office and storage space in Melville, New York.

The Company conducts sales and distribution activities in South Africa and the United States and may evaluate additional markets from time to time.

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these financial statements are issued.

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

The accompanying unaudited consolidated financial statements of Medinotec Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2027. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026.

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

Exchange gains or losses incurred from foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in other revenue/(expense).

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

One major customer, constituted approximately 92% of the accounts receivable balance as of August 31, 2026, compared to 91% as of February 28, 2026.

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

f.  Inventories

i.       Valuation, costing and obsolescence

Inventories are stated at the lower of cost (weighted average) or net realizable value and consist of raw materials, work-in process and finished goods and include purchased materials, machine time, direct labor and manufacturing overheads.

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

iii.                 Exposed to currency variations in subsidiary

The primary operations and functional currency of a subsidiary's business is in South African Rand. Due to the emerging market nature of this currency the spread volatility of the currency low and high can be material during a year. The conversion of the currency from Rand to reporting currency US Dollar can cause significant up or downward trends that are recorded in reserves under the heading accumulated comprehensive income. The effect on the reserves for the three months ended August 31, 2026 was a gain of $40,778 compared to a gain of $12,972 for the three months ended August 31, 2025. For the six months ended August 31, 2026 the effect on the reserves was a loss of $40,031 compared to a loss of $2,819 for the six months ended August 31, 2025.

iv.                 Interest rate Risk

Market interest rate risk may result in loss from fluctuations in the future cash flows or fair values of financial instruments. Interest rate risk is managed principally through monitoring interest rate gaps and basis risk and by having pre-approved limits for repricing bands.

Following settlement of substantially all of the related-party loan during fiscal 2026, remaining related-party debt was $497 at August 31, 2026 and does not expose the Company to material interest-rate risk.

m. Comprehensive income / (loss)

i.                     Comprehensive income / (loss)

Comprehensive income / (loss) consists of net income / (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income / (loss). Our other comprehensive income / (loss) represents foreign currency translation adjustment attributable to our operations.

Total foreign currency translation losses for the six months ended August 31, 2026 were $40,031 compared to $2,819 for the six months ended August 31, 2025. Total foreign currency translation gains for the three months ended August 31, 2026 were $40,778 compared to $12,972 for the three months ended August 31, 2025.

n. Revenue recognition

The Company generates revenues through two distinct revenue sources:

i.	From the sale of Company-developed and manufactured medical devices; and

ii.	Through the distribution of finished products on behalf of other principals around the world into pre-agreed territories which are usually exclusive territories granted by such principal.

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized by applying the following five-step model:

1.       identify the contract with the customer;

2.       identify the performance obligations in the contract;

3.       determine the transaction price;

4.       allocate the transaction price to the performance obligations in the contract; and

5.       recognize revenue when, or as, each performance obligation is satisfied.

Revenue from the sale of self-manufactured products

The Company develops and manufactures certain medical devices in-house. Customers are billed using prices agreed upon in the applicable customer arrangements or price lists.

Orders are generally shipped individually from the Company’s warehouse under shipping-point terms. Control of the products generally transfers to the customer when the products are shipped and delivered to the carrier at the Company’s shipping point. At that point, the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the products.

Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the products to the customer.

Revenue from the distribution of products

The Company distributes finished products manufactured by third-party principals through a network consisting of sub-distributors and, in certain territories, a direct sales force. Customers and sub-distributors are billed using prices agreed upon in the applicable customer arrangements or price lists.

Orders are generally shipped individually from the Company’s warehouse under shipping-point terms. Control of the products generally transfers to the customer or sub-distributor when the products are shipped and delivered to the carrier at the Company’s shipping point. Sub-distributors purchase products on substantially the same basis as other customers and do not have preferential rights of return.

Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the products to the customer or sub-distributor.

Products delivered under consignment arrangements remain inventory of the Company and do not qualify for revenue recognition upon delivery to the consignee. Revenue from consigned products is recognized only when control transfers in accordance with the applicable consignment arrangement, generally when the product is sold to or used by the end customer, provided that the other applicable revenue-recognition criteria have been satisfied.

For both revenue streams

The Company has two reportable operating segments: Sales Outside the U.S. and Domestic Sales (U.S.). Revenue is disaggregated between these geographic segments and by principal revenue stream.

The Company does not generally recognize contract assets because customers are invoiced in connection with individual product orders and the Company’s right to consideration is not conditional on anything other than the passage of time after control transfers. Amounts received from customers before control of the related products transfers are recorded as contract liabilities and recognized as revenue when the applicable performance obligation is satisfied. The Company did not have material contract asset or contract liability balances at the reporting dates presented.

All of the Company’s revenue is recognized at a point in time. The Company does not have material revenue arrangements for which revenue is recognized over time.

The transaction price is based primarily on the price specified in the applicable customer arrangement or price list. The Company considers any variable consideration, including expected returns, rebates, discounts or similar adjustments, when determining the transaction price. Such amounts have not historically been material.

Payment Terms

Our payment terms vary per segment; export sales made from within South Africa are subject to prepayment, where accounts are granted. They generally have payment terms of 30 days from statement and sales made inside the United States are 45 to 60 days. Terms can be extended by the Company when it deems the business case and creditworthiness of the customer is strong enough. The time between a customer’s payment and the receipt of funds is not significant. The Company’s contracts with customers do not result in significant obligations associated with returns, refunds, or warranties. Payment terms are generally fixed and do not include variable revenues.

The Company sells a significant amount to DISA Life Sciences. For the quarter ending August 31, 2026, 88% of the Company's total revenue was derived from this single customer in the distribution environment in South Africa compared to 93% for the quarter ending August 31, 2025, and 86% for the six months ending August 31, 2026 compared to 89% for the six months ending August 31, 2025.

This table indicates the sales per revenue stream as a breakdown of the total revenue balance:

	Medinotec Inc Group Consolidated Three Months Ended		Medinotec Inc Group Consolidated Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	$	$	$	$
Outside of United States of America
Internally Designed/Manufactured Sales	246,305	312,400	461,654	566,092
Distribution Agreement Sales	2,754,176	2,792,849	4,909,827	4,523,120
Sales Generated inside the United States of America
Internally Designed/Manufactured Sales	200,122	131,056	480,217	281,119
	3,200,603	3,236,305	5,851,698	5,370,331

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

Performance Measures Reviewed by CODM

The CODM evaluates segment performance primarily using income/loss from operations, which includes revenues, cost of goods sold, and major operating expenses. This measure is reviewed regularly and is considered the most relevant indicator of segment profitability and operating efficiency. Segment results are prepared on a basis consistent with the Company’s consolidated financial statements. Accordingly, intercompany and intersegment transactions and balances are eliminated in the segment information presented.

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

The following table sets forth financial information by reportable segment for the periods ending August 31, 2026 and August 31, 2025:

Income/(loss) from operations (In U.S. Dollars)

For the Three Months Ended August 31, 2026 and August 31, 2025:

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Revenue	200,122	131,056	3,000,481	3,105,249	3,200,603	3,236,305
Cost of goods sold	(50,231)	(26,801)	(1,590,475)	(1,226,206)	(1,640,706)	(1,253,007)
Gross profit	149,891	104,255	1,410,006	1,879,043	1,559,897	1,983,298
Selling expenses	(59,134)	(26,726)	(418,247)	(647,678)	(477,381)	(674,404)
Depreciation expense	—	—	(21,824)	(7,497)	(21,824)	(7,497)
General and administrative expenses	(440,585)	(236,068)	(395,308)	(470,529)	(835,893)	(706,597)
Research and development expenses	—	(54,495)	(22,076)	(11,740)	(22,076)	(66,235)
Income/(loss) from operations	(349,828)	(213,034)	552,551	741,599	202,723	528,565
Other income/(expenditure)					(161,857)	(181,999)
Net income/(loss)					40,866	346,566

For the Six Months Ended August 31, 2026 and August 31, 2025:

	Inside the United States		Outside the United States		Total
	2026	2025	2026	2025	2026	2025
Revenue	480,217	281,119	5,371,481	5,089,212	5,851,698	5,370,331
Cost of goods sold	(124,807)	(74,669)	(2,859,329)	(2,399,196)	(2,984,136)	(2,473,865)
Gross profit	355,410	206,450	2,512,152	2,690,016	2,867,562	2,896,466
Selling expenses	(143,180)	(32,081)	(837,456)	(664,096)	(980,636)	(696,177)
Depreciation expense	—	—	(43,106)	(15,003)	(43,106)	(15,003)
General and administrative expenses	(586,065)	(621,910)	(844,114)	(642,105)	(1,430,179)	(1,264,015)
Research and development expenses	—	(54,495)	(30,046)	(60,754)	(30,046)	(115,249)
Income/(loss) from operations	(373,835)	(502,036)	757,430	1,308,058	383,595	806,022
Other income/(expenditure)					(120,715)	(345,672)
Net income/(loss)					262,880	460,350

Other income/(expenditure) includes items not considered by the CODM at segment level, and consist of items such as interest income, interest expense, current income taxes and deferred income taxes.

The following table sets forth financial information by reportable segment for the periods ending August 31, 2026 and February 28, 2026:

Total Assets (In U.S. Dollars)

	Inside the United States		Outside the United States		Total
	August 31 2026	Feb 28 2026	August 31 2026	Feb 28 2026	August 31 2026	Feb 28 2026
Total assets	2,099,768	2,058,119	4,853,039	4,754,769	6,952,807	6,812,888

The major component of total assets is "Cash" of $2,584,106 as of August 31, 2026 and $2,757,024 as of February 28, 2026. A significant portion of this is maintained Inside the United States in USD of $1,867,508 as of August 31, 2026 and $1,816,626 as of February 28, 2026.

p.   Cost of goods sold

The cost of goods sold consists primarily of raw material purchases, manufacturing costs and employee benefits paid to operational personnel associated with the production of our medical devices.

q.  General and administrative expenses

General and administrative expenses consist mostly of personnel costs, consulting fees as well as audit fees.

r.  Research and development

The Company accounts for research and development (‘R&D’) costs in accordance with ASC 730, Research and Development. The Company’s R&D activities primarily relate to the development of new medical device products and significant improvements to existing products and processes, including design, development, prototyping, testing and validation activities.

In accordance with ASC 730, the Company expenses all R&D costs as incurred. This includes costs directly related to research activities, as well as expenses associated with the design, development, and testing of new products and processes.

Routine production activities, routine quality-control activities and routine modifications or improvements to existing products or processes are not classified as R&D and are accounted for in accordance with the nature of the underlying expenditure.

Materials, equipment, facilities and acquired intangible assets used in R&D activities are accounted for in accordance with ASC 730. Costs of such assets that have no alternative future use are expensed as R&D when incurred. Assets that have an alternative future use are capitalized and depreciated or amortized over their estimated useful lives, with depreciation or amortization attributable to R&D activities recognized as R&D expense.

In instances where R&D projects evolve and the nature of the expenses becomes capital in nature; the Company will evaluate these costs against the following criteria to determine if they should be capitalized:

•Technological Feasibility: The project must have reached a stage where technological feasibility has been established. This typically occurs when all necessary design, testing, and evaluation processes have been completed, and the product can be produced to meet its specifications.

•Intent to Complete: There must be a clear intention to complete the project for sale or use. This involves assessing whether the Company plans to bring the product to market and if there is a viable market for it.

• Future Economic Benefits: The project is expected to generate future economic benefits, such as revenue from product sales or cost savings from process improvements.

• Directly Attributable Costs: The costs being evaluated for capitalization must be directly attributable to the development of the product or process, including materials, labor, and overhead.

s.  Interest expense

Interest expense is primarily attributable to an unsecured loan from Minoan Medical that accrued interest at the prevailing South African prime lending rate. The loan was substantially settled by August 31, 2025, after which no additional interest expense on the remaining immaterial balance was recognized. At the settlement date, the South African prime lending rate was 10.50%. Management believes the terms of the loan were market-related.

t.  Earnings per share

Basic Earnings Per Share (EPS)

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the reporting period. This calculation provides a straightforward measure of the Company’s earnings attributable to each share.

Diluted Earnings Per Share (EPS)

The diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period, by applying the treasury stock method. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no potentially dilutive securities outstanding or issuable as at August 31, 2026; accordingly, no additional shares have been included in the diluted earnings per share calculation.

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

v.  Use of estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and may have an impact on future periods. The Company’s critical accounting estimates include the following:

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

At August 31, 2026 and February 28, 2026, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

4.       Property, plant and equipment

Property, plant and equipment consist of the following:

	August 31, 2026 (unaudited) $	Feb 28, 2026 $
Computer software	1,133	1,133
Motor vehicles	11,889	11,889
Plant and machinery	1,156,717	1,145,734
Furniture and fittings	99,098	99,098
Computer equipment	224,022	146,437
Laboratory equipment	239,834	239,834
Total cost	1,732,693	1,644,125
Effect of foreign currency translation	116,631	120,874
Total accumulated depreciation	(1,474,516)	(1,433,653)
Total	374,808	331,346

Depreciation of property, plant and equipment totaled approximately $21,824 for the quarter ending August 31, 2026 compared to $7,497 for the quarter ending August 31, 2025, and $43,106 for the six months ending August 31, 2026 compared to $15,003 for the six months ending August 31, 2025.

The Company has not acquired any property and equipment under finance leases.

Depreciation Allocation to Cost of Goods Sold:

A portion of the depreciation expense related to Property, Plant, and Equipment has been allocated to the Cost of Goods Sold. This practice is in accordance with the company's accounting policy, which recognizes a portion of the depreciation expense as part of the cost of producing goods.

The allocation of depreciation to Cost of Goods Sold is based on the estimation of the assets' usage in the production process. Manufacturing-related depreciation is allocated to inventory and cost of goods sold based on estimated use of the related assets in production.

Depreciation of $6,077 was allocated to Inventory for the quarter ending August 31, 2026, compared to $16,851 for the quarter ending August 31, 2025, and $12,744 for the six months ending August 31, 2026 compared to $33,300 for the six months ending August 31, 2025.

5.      Accounts receivable, net of allowances

a. Accounts receivable by period

Accounts receivable consist of the following:

	August 31, 2026 (unaudited) $	Feb 28, 2026 $
Trade accounts receivable	2,739,913	2,451,911
Allowance for expected credit losses	(121,291)	(99,437)
Total	2,618,622	2,352,474

6.      Inventories

a.       Accounts by period

Inventory consists of the following:

	August 31, 2026 (unaudited) $	Feb 28, 2026 $
Raw materials	331,963	282,316
Work in progress	38,720	26,836
Finished goods	827,111	978,578
Inventory in transit	6,726	—
Less provisions for obsolescence	(50,789)	(51,357)
Total	1,153,731	1,236,373

7.      Other current assets

a.        Other current assets by period

Other current assets consist of the following:

	August 31, 2026 (unaudited) $	Feb 28, 2026 $
Prepayments	60,476	50,390
Deposits paid	439	3,148
Other receivables	19,265	20,396
Total	80,180	73,934

8.      Loans Payable

a.       Loans from related parties

	August 31 2026 (unaudited) $	Feb 28 2026 $
Minoan Medical Proprietary Limited
Opening balance	187	940,001
Interest	—	58,731
Received/Issued	—	620,202
Repayments	—	(1,661,932)
Foreign exchange difference	—	43,185
Closing balance	187	187

Minoan Capital Proprietary Limited
Opening balance	314	276
Foreign exchange difference	(4)	38
Closing balance	310	314

Total debt	497	501

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

During the fiscal year ended February 28, 2026, substantially all amounts previously reflected in loans payable were extinguished through a tripartite set-off and settlement agreement in terms of which DISA Life Sciences undertook to settle the loan payable on behalf of DISA Medinotec. As of August 31, 2026, only an immaterial balance of $187 remained outstanding to Minoan Medical.

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

9.      Accounts payable and accrued expenses

a.       Accounts payable by period

Accounts payable consist of the following:

	August 31, 2026 (unaudited) $	Feb 28, 2026 $
Trade accounts payable	858,627	1,003,965
Accrued payroll, payroll taxes and leave pay	36,039	45,566
Royalties payable	19,780	26,211
Tax Liability	12,655	10,545
Total	927,101	1,086,287

One major European Cardiac supplier constitutes 52% (53% on February 28, 2026) of the total trade accounts payable.

10.      Commitments

a.       Leases and deferred rent

The Company accounts for leases under ASC 842, Leases. The Company leases office and warehouse facilities from Minoan Capital Proprietary Limited, a related party wholly owned by Dr. Gregory Vizirgianakis, the Company’s Chief Executive Officer. The previous operating lease had a contractual term from August 1, 2023 through July 31, 2026. Upon expiration of the previous lease, the Company renewed the lease for an additional three-year term commencing August 1, 2026 and expiring July 31, 2029, under substantially the same terms and conditions.

The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and is required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities. Management believes the terms of the lease are consistent with market rates and were entered into at arm’s length.

Operating lease right-of-use (“ROU”) assets and corresponding lease liabilities are recognized on the consolidated balance sheet at the commencement date based on the present value of future lease payments. The rate implicit in the lease was not readily determinable. Accordingly, the Company used an incremental borrowing rate of 10.50% at the lease commencement date to determine the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. Short-term leases with terms of 12 months or less are not capitalized and are expensed as incurred.

Upon commencement of the renewed lease on August 1, 2026, the Company recognized a new operating lease ROU asset and corresponding operating lease liability based on the present value of the lease payments over the three-year lease term ending July 31, 2029.

As of August 31, 2026, the weighted-average remaining lease term for the Company’s operating lease was approximately 2.9 years and the weighted-average discount rate was 10.50%.

Lease payments in respect of the operating lease liability for the six months ended August 31, 2026 were $17,802, compared to $16,224 for the six months ended August 31, 2025. For the three months ended August 31, 2026, lease payments were $8,973, compared to $8,210 for the three months ended August 31, 2025. The lease payments are denominated in South African Rand, and fluctuations in the reported U.S. dollar amounts from period to period are primarily attributable to changes in the exchange rate between the U.S. dollar and the South African Rand.

Lease cost associated with operating leases is charged to general and administrative expenses in the Company’s consolidated financial statements.

Maturities of our operating lease liability as of August 31, 2026 were as follows:

Amounts

Fiscal year 2027	18,211
Fiscal year 2028	36,422
Fiscal year 2029	36,422
Fiscal year 2030	15,176
Total undiscounted lease payments:	106,231
Less: Imputed Interest	(15,066)
Total operating lease liabilities	91,165
Operating lease liability, net of current portion	(62,985)
Operating lease liabilities, current portion	28,180

The carrying amount of the operating right-of-use asset as of August 31, 2026 was as follows:

Amounts

Opening balance at March 1, 2026	12,880
Amortization for the 5 months ended July 31, 2026	(12,432)
Recognition of new ROU asset on renewal of lease	93,383
Amortization for the month ended August 31,2026	(2,556)
Effect of foreign currency translation	(486)
Closing balance at August 31, 2026	90,789

b.       Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the consolidated entities may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Consolidated entities, with respect to certain matters. The Consolidated entities have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Group’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Consolidated entities’ limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

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

11.       Stockholders’ equity

a.       Authorized and issued stock by period

Authorized:

As of August 31, 2026 the Company had 188,244,452 shares of common stock authorized and available to issue for purposes of satisfying conversion of preferred stock, the exercise and future grant of common stock options, and for purposes of any future business acquisitions and transactions.

As of August 31, 2026, Medinotec Inc., the parent Company had 20,000,000 shares of preferred stock authorized and available to issue.

This has remained unchanged from the previous financial year ending February 28, 2026.

Issued and outstanding shares:

	August 31 2026	Feb 28 2026
Common shares	11,755,548	11,755,548
Total	11,755,548	11,755,548

Share capital:

	August 31 2026 $	Feb 28 2026 $
Common shares	11,756	11,756
Total	11,756	11,756

12.         Income taxes

For the three months ended August 31, 2026 and 2025, our income tax provision was an expense of $139,377 and $190,256, respectively. The effective tax rate for the three months ended August 31, 2026 and 2025 was approximately 77% and 35%, respectively.

For the six months ended August 31, 2026 and 2025, our income tax provision was an expense of $125,862 and $339,244, respectively. The effective tax rate for the six months ended August 31, 2026 and 2025 was approximately 32% and 42%, respectively.

Because of the valuation allowance recorded against deferred tax assets in the United States and the geographic mix of income and losses, management has determined that a reliable estimated annual effective tax rate cannot be computed for the fiscal year. In accordance with ASC 740-270, income tax expense (benefit) for the interim periods is therefore recognized on a jurisdictional, year-to-date actual basis rather than by applying a single annual effective tax rate to consolidated pretax income.

The effective tax rate may differ from the U.S. statutory federal income tax rate of 21% due to several factors, including the geographic mix of income and losses, foreign tax rate differentials, permanent differences, temporary differences, changes in valuation allowances, and changes in applicable tax laws.

The effective tax rates for the three and six months ended August 31, 2026 differed from the U.S. statutory federal income tax rate primarily due to the geographic mix of income and losses between the jurisdictions in which the Company operates, foreign tax rate differentials, permanent and temporary differences, and the impact of valuation allowances on deferred tax assets.

During the three months ended August 31, 2026, the Company’s operations outside the United States generated income from operations, while its operations inside the United States generated a loss from operations. A similar geographic earnings pattern existed for the six months ended August 31, 2026.

For the three months ended August 31, 2026, outside-the-United-States income from operations was $552,551 and inside-the-United-States loss from operations was $349,828. U.S. losses do not produce a current or deferred tax benefit because of the valuation allowance. South African taxable income remains subject to the 27% statutory rate. That mix is why the three-month consolidated effective rate of 77% exceeds both the U.S. 21% rate and the South African 27% rate, while the six-month rate of 32% is closer to the South African statutory rate.

For the three months ended August 31, 2026, the Company recognized current income tax expense of $127,942 and deferred income tax expense of $11,435. For the six months ended August 31, 2026, the Company recognized current income tax expense of $127,942 and a net deferred income tax benefit of $2,080.

No current income-tax expense was recognized during the three months ended May 31, 2026. The entire year-to-date current income-tax provision of $127,942 was recognized in the three months ended August 31, 2026, reflecting the jurisdictional year-to-date tax calculation and the geographic mix of earnings. The six-month deferred benefit of $2,080 is the net of a first-quarter deferred benefit of $13,515 and a second-quarter deferred expense of $11,435.

The Company’s South African operations generated taxable income during the period and, accordingly, current South African income tax expense was recognized. The Company’s U.S. operations generated losses during the period. Deferred tax assets associated with U.S. net operating loss carryforwards and other deductible amounts continue to be subject to a valuation allowance because management has determined that realization of those deferred tax assets is not more likely than not.

Accordingly, losses generated by the Company’s U.S. operations reduce consolidated income before income taxes without giving rise to a corresponding income tax benefit, while taxable income generated by the Company’s South African operations remains subject to South African corporate income tax. This geographic mix of income and losses contributed to the consolidated effective tax rate exceeding the South African statutory corporate income tax rate for both the three and six months ended August 31, 2026. The effect was more pronounced during the three-month period due to the relative level of losses generated by the Company’s U.S. operations compared with income generated by its operations outside the United States.

The effective tax rates for the three and six months ended August 31, 2025 differed from the U.S. statutory federal income tax rate primarily due to the geographic mix of income and losses, foreign tax rate differentials, permanent and temporary differences, and the impact of valuation allowances on deferred tax assets. The effective tax rates for the prior-year periods were also affected by the timing of taxable and deductible temporary differences in South Africa relative to the level of consolidated pre-tax income during those periods.

The effective tax rate is impacted by several factors, including:

1.	U.S. federal and foreign tax rates: The statutory federal income tax rate is 21% for the United States and the corporate income tax rate is 27% for South Africa. Differences between statutory rates in the jurisdictions in which the Company operates impact the consolidated effective tax rate.
2.	Permanent differences: Certain items recognized for financial reporting purposes may not be taxable or deductible for income tax purposes, or may be treated differently under the tax laws of the relevant jurisdiction.
3.	Temporary differences: Timing differences between the recognition of income and expenses for financial reporting purposes and income tax purposes affect the effective tax rate. Examples include differences relating to depreciation, accruals, provisions and deferred tax assets or liabilities.
4.	Tax credits: Tax credits, where available and applicable, may reduce the Company’s overall tax liability.
5.	Changes in tax legislation: Changes in tax laws, tax rates or interpretations in the jurisdictions in which the Company operates may affect the Company’s income tax provision.
6.	Valuation allowances: The Company evaluates the realizability of deferred tax assets, including tax loss carryforwards, based on all available positive and negative evidence, including historical results and expectations regarding future taxable income. Where management determines that realization of deferred tax assets is not more likely than not, a valuation allowance is recorded.

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

13.         Transactions with related parties

Name	Relationship with the Medinotec Group of Companies	Related transactions with the Medinotec Group of Companies	Related Directors with the Medinotec Group of Companies	Related Owners with the Medinotec Group of Companies	Amounts for the six months ending August 31, 2026
Minoan Medical Proprietary Limited	Medical investment company controlled by Dr Gregory Vizirgianakis	Related Party Loan	Dr Gregory Vizirgianakis	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable - $187 Account payable - $40,000
Minoan Capital Proprietary Limited	Property investment company controlled by Dr Gregory Vizirgianakis	Related party loan Rental Expenses	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Dr Gregory Vizirgianakis is the ultimate beneficial owner	Loan payable- $310 Lease liability - $91,165 Short-term rental expense - $16,386
Medinotec Capital Proprietary Limited	The African holding company of the Medinotec Group of Companies	Related party loan payable to Minoan Capital	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
DISA Medinotec Proprietary Limited	The African operating and manufacturing company	Related party loan with Minoan Medical	Dr Gregory Vizirgianakis Pieter van Niekerk	Medinotec Incorporated in Nevada is the 100% ultimate parent entity	n/a
Medinotec Incorporated Nevada	Ultimate parent of Medinotec Capital and DISA Medinotec	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a
Medinotec Group of Companies	The Consolidated group name of Medinotec Incorporated, Medinotec Capital Proprietary Limited and DISA Medinotec Proprietary Limited	All of the above for its related subsidiaries	Dr Gregory Vizirgianakis Pieter van Niekerk Joseph P Dwyer Stavros Vizirgianakis Athanasios Spirakis	This is the entity owned by the shareholders and primarily controlled by Dr Gregory Vizirgianakis and his Brother Stavros Vizirgianakis	n/a

Pieter van Niekerk	Chief financial officer of the Medinotec Group of Companies	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Minority Shareholder in Medinotec Inc	n/a
Gregory Vizirgianakis	Chief Executive Officer of the Medinotec Group of Companies Chief Executive Officer of the Minoan Group of Companies Brother of Stavros Vizirgianakis	Transactions relating to mutual entities disclosed above	Related directorships disclosed above	Shareholder in Medinotec Inc and Kingstyle investments.	n/a
Stavros Vizirgianakis	Non-Executive director of the Medinotec Group of companies Brother of Gregory Vizirgianakis	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Joseph Dwyer	Non-Executive director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a
Athanasios Spirakis	Independent director of the Medinotec Group of companies	Transactions relating to mutual entities disclosed above	No Related other Directorships in Medinotec Group of Companies	n/a	n/a

a. Rent

DISA Medinotec Proprietary Limited leases commercial buildings from Minoan Capital Proprietary Limited (“Minoan Capital”). Minoan Capital is owned 100% by the Chief Executive Officer of the Medinotec Group of Companies, Dr. Gregory Vizirgianakis.

Set forth below is a table showing the Consolidated entities' lease payments for the three and six months ended August 31, 2026 and August 31, 2025 with Minoan Capital:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2026 $	2025 $	2026 $	2025 $
Lease payments	8,973	8,210	17,802	16,224

The Company rents training center facilities from Minoan Capital Proprietary Limited on a month-to-month basis. The arrangement is cancellable by either party without a more-than-insignificant termination penalty and does not provide for a committed lease term of more than 12 months. Accordingly, the arrangement qualifies as a short-term lease under ASC 842. The Company has elected to apply the short-term lease recognition exemption to this class of underlying asset and therefore does not recognize a right-of-use asset or lease liability for the arrangement. Lease payments are recognized as rental expense over the lease term as incurred.

Set forth below is a table showing the Consolidated entities' rental expenses relating to the training centre facilities the three and six months ended August 31, 2026 and August 31, 2025 with Minoan Capital:

	Three months ended (unaudited)		Six months ended (unaudited)

	August 31,	August 31,	August 31,	August 31,
	2026 $	2025 $	2026 $	2025 $
Short-term rental expense	8,259	7,557	16,386	7,557

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

14.        Subsequent events

Management has evaluated subsequent events through October 8, 2026, the date the consolidated financial statements were issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

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

The effect of the reclassifications was as follows:

Three months ended August 31, 2025	As previously reported	Reclassification	As reclassified
Cost of goods sold	1,234,132	18,875	1,253,007
Gross profit	2,002,173	(18,875)	1,983,298
General and administrative expenses	725,472	(18,875)	706,597
Total operating expenses	1,473,608	(18,875)	1,454,733
Income from operations	528,565	—	528,565

Six months ended August 31, 2025	As previously reported	Reclassification	As reclassified
Cost of goods sold	2,442,827	31,038	2,473,865
Gross profit	2,927,504	(31,038)	2,896,466
General and administrative expenses	1,295,053	(31,038)	1,264,015
Total operating expenses	2,121,482	(31,038)	2,090,444
Income from operations	806,022	—	806,022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements.

These statements include, but are not limited to, statements regarding our future financial position, business strategy, product development and launches, regulatory submissions, revenue expectations, supply chain management, customer and distributor relationships, and market expansion.

They also include statements in this MD&A concerning expected gross-margin levels, the Inside-the-United-States segment’s ability to contribute operating income in fiscal 2027, U.S. commercialization of Outflo, tariff pass-through and liquidity over the next twelve months.

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

Readers should read this cautionary statement together with “Item 1A. Risk Factors” in this Quarterly Report, which updates the Form 10-K for U.S.–South Africa trade-policy, tariff and personnel-restriction developments.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

Financial, Liquidity and Dilution Risks: We may require additional financing, and future equity or debt financing may dilute existing shareholders, increase financial obligations or affect our ability to execute our business strategy.

Customer, Market and Geographic Concentration Risks: We rely on a limited number of customers, distributors and geographic markets, and any material disruption to these relationships or markets could adversely affect revenue, profitability and cash flows. A single South African distribution customer, DISA Life Sciences, accounted for 88% of revenue in the three months ended August 31, 2026 and 86% in the six months then ended.

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

South Africa, Foreign Exchange and Trade Risks: Because a significant portion of our operations is located in South Africa, we are exposed to country-specific political, economic, infrastructure, exchange control, foreign currency, trade, tariff and related risks. Products we sell in the United States are manufactured in South Africa and are exposed to existing and additional U.S. tariffs, customs delays and possible further trade-restrictive measures, as discussed in Item 1A of this Quarterly Report.

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

Results of Operations for the Three and Six Months ended August 31, 2026 and August 31, 2025

Revenue

The Consolidated Medinotec Group of Companies’ revenue for the three months ended August 31, 2026 was $3,200,603, compared to $3,236,305 for the three months ended August 31, 2025, representing a decrease of $35,702, or approximately 1%. Revenue for the six months ended August 31, 2026 was $5,851,698, compared to $5,370,331 for the six months ended August 31, 2025, representing an increase of $481,367, or approximately 9%.

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

Sales Concentration

Sales between the Medinotec Group and DISA Life Sciences are expected to continue to represent a significant portion of the Group’s revenue, particularly within the Sales Outside the United States segment. DISA Life Sciences accounted for 88% of consolidated revenue for the three months ended August 31, 2026 (93% in the prior-year quarter) and 86% for the six months ended August 31, 2026 (89% in the prior-year period).

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

Outside the U.S. Segment

Revenues from the Group’s Outside-the-U.S. segment, which includes both Company-developed and distributed products, decreased by approximately 3% to $3,000,481 for the three months ended August 31, 2026, compared to $3,105,249 for the same period in the prior year. Given the relatively modest movement between periods, management considers segment revenue to have remained comparatively stable and within the range of expected period-to-period fluctuations.

For the six months ended August 31, 2026, revenues from the Outside-the-U.S. segment increased by approximately 6% to $5,371,481, compared to $5,089,212 for the same period in the prior year. The increase was primarily attributable to higher volumes in distribution revenue streams in South Africa, partially offset by lower sales volumes for certain internally designed and manufactured products.

The decrease in internally designed and manufactured product sales was primarily attributable to the allocation of sales and marketing resources toward the Group’s U.S. commercialization activities, as well as market conditions in Europe, including economic slowdown and foreign currency fluctuations, which affected product sales in certain regions.

During the period, the Group continued sales and marketing activities in the Outside-the-U.S. segment, including maintaining distribution arrangements in South Africa, providing product and sales training, using customer relationship management tools, and performing market research to monitor customer requirements, market trends and competitive conditions.

These activities were intended to support existing sales channels and provide management with information regarding customer requirements and market conditions. There can be no assurance that these activities will result in increased sales, improved margins or expanded market share in future periods.

Inside the U.S. (Domestic) Segment

Revenues from the Group’s Inside-the-U.S. segment, which includes sales of Company-developed products, increased by approximately 53% to $200,122 for the three months ended August 31, 2026, compared to $131,056 for the same period in the prior year. For the six months ended August 31, 2026, revenues increased by approximately 71% to $480,217, compared to $281,119 for the same period in the prior year. The increases were primarily attributable to increased commercialization and sales activity relating to Trachealator, and to a lesser extent, initial sales associated with Outflo. Although revenue increased, sales volumes in the domestic segment remain relatively low as the Group continues to develop its U.S. commercialization activities.

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

Cost of Goods

The following tables compare cost of goods sold as dollar amounts and as a percentage of net sales for the three and six months ended August 31, 2026 and 2025:

	Three Months Ended (unaudited)
	August 31, 2026	August 31, 2025
Total cost of goods sold	$1,640,706	$1,253,007

	Three Months Ended (unaudited)
	August 31, 2026	August 31, 2025
Total cost of goods sold %	51%	39%

	Six Months Ended (unaudited)
	August 31, 2026	August 31, 2025
Total cost of goods sold	$2,984,136	$2,473,865

	Six Months Ended (unaudited)
	August 31, 2026	August 31, 2025
Total cost of goods sold %	51%	46%

The composition of the cost of sales figures as a percentage to the segments is as follows:

	Three Months Ended (unaudited)
	August 31, 2026	August 31, 2025
Outside United States of America %	97%	98%
Inside the United states of America %	3%	2%

	Six Months Ended (unaudited)
	August 31, 2026	August 31, 2025
Outside United States of America %	96%	97%
Inside the United states of America %	4%	3%

For the three months ended August 31, 2026, cost of goods sold increased to $1,640,706 from $1,253,007 in the prior-year period, representing an increase of $387,699, or approximately 31%. Revenue decreased by approximately 1% over the same period. As a result, gross margin decreased to 49% of sales for the three months ended August 31, 2026, compared to 61% for the three months ended August 31, 2025.

Prior-period cost of goods sold, gross profit and gross margin have been recast to conform to the current-period presentation described in Note 15. As originally reported in the Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, gross margin for that quarter was 62%.

For the six months ended August 31, 2026, cost of goods sold increased to $2,984,136 from $2,473,865 in the prior-year period, representing an increase of $510,271, or approximately 21%. Revenue increased by approximately 9% over the same period. Accordingly, gross margin decreased to 49% of sales for the six months ended August 31, 2026, compared to 54% for the six months ended August 31, 2025.

The Group’s revenue mix continued to include a significant proportion of distribution-agreement sales in South Africa. For the three months ended August 31, 2026, distribution-agreement sales outside the U.S. decreased to $2,754,176 from $2,792,849, while internally designed and manufactured sales outside the U.S. decreased to $246,305 from $312,400. Internally designed and manufactured sales inside the U.S. increased to $200,122 from $131,056.

For the six months ended August 31, 2026, distribution-agreement sales outside the U.S. increased to $4,909,827 from $4,523,120. Internally designed and manufactured sales outside the U.S. decreased to $461,654 from $566,092, while internally designed and manufactured sales inside the U.S. increased to $480,217 from $281,119.

The decrease in gross margin was primarily attributable to changes in pricing under the Group’s distribution arrangements in South Africa and inventory write-downs recorded in the South African operations during the period. Management expects consolidated gross margin to remain below the prior-year level so long as distribution-agreement pricing in South Africa and the current mix of distribution versus internally manufactured sales persist. The Company does not expect the Inside-the-United-States segment to contribute operating income in fiscal 2027 unless U.S. revenue grows materially from the $200,122 recorded in the current quarter.

Operating Expenses

The following tables compare operating expenses for the three and six months ended August 31, 2026 and 2025:

	Three months ended (Unaudited)

	August 31, 2026	August 31, 2025	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	21,824	7,497	14,327	191%
General and administrative expenses	835,893	706,597	129,296	18%
Research and development expenses	22,076	66,235	(44,159)	(67%)
Selling expenses	477,381	674,404	(197,023)	(29%)
Total operating expenses	1,357,174	1,454,733	(97,559)	(7%)

	Six months ended (Unaudited)

	August 31, 2026	August 31, 2025	Value Change
	$	$	$	% Change
Operating expenses
Depreciation and amortization expense	43,106	15,003	28,103	187%
General and administrative expenses	1,430,179	1,264,015	166,164	13%
Research and development expenses	30,046	115,249	(85,203)	(74%)
Selling expenses	980,636	696,177	284,459	41%
Total operating expenses	2,483,967	2,090,444	393,523	19%

For the three months ended August 31, 2026, operating expenses decreased by $97,559, or approximately 7%, to $1,357,174, compared to $1,454,733 for the same period in the prior year. The decrease was primarily attributable to lower selling and research and development expenses, partially offset by increases in general and administrative expenses and depreciation and amortization expense.

For the six months ended August 31, 2026, operating expenses increased by $393,523, or approximately 19%, to $2,483,967, compared to $2,090,444 for the same period in the prior year. The increase was primarily attributable to higher selling and general and administrative expenses, together with increased depreciation and amortization expense, partially offset by lower research and development expenses.

Selling Expenses

Selling expenses decreased by $197,023, or approximately 29%, to $477,381 for the three months ended August 31, 2026, compared to $674,404 for the same period in the prior year. The decrease primarily reflects the timing of distributor-support costs. In the prior-year period, reimbursements relating to activities conducted throughout the six-month period were recognized principally during the three months ended August 31, 2025. During the current year, these costs were recognized more evenly as they were incurred.

For the six months ended August 31, 2026, selling expenses increased by $284,459, or approximately 41%, to $980,636, compared to $696,177 for the same period in the prior year. The increase was primarily attributable to higher distributor-support costs incurred under the Group’s distribution arrangements in the South African market.

The Group agreed to reimburse its distribution partner for a portion of that partner’s expenditure incurred in connection with the sale of third party cardiology and renal dialysis products in South Africa. A substantial portion of these costs related to the distributor’s employee costs for its sales force, together with other expenditures incurred in supporting these sales activities.

The Group also incurs selling and marketing costs in support of its direct and distributor-based sales channels, including customer engagement, product demonstrations, market education and related sales activities. The level and classification of these costs may vary between periods depending on the timing of sales activities, marketing events, conferences, distributor arrangements and the allocation of employee time.

General and Administrative Expenses

General and administrative expenses increased by $129,296, or approximately 18%, to $835,893 for the three months ended August 31, 2026, compared to $706,597 for the same period in the prior year. For the six months ended August 31, 2026, general and administrative expenses increased by $166,164, or approximately 13%, to $1,430,179, compared to $1,264,015 for the same period in the prior year.

The increases were attributable in part to increased activity associated with the U.S. launch and commercialization of Outflo, including the employment of full-time personnel to support these activities, which significantly affected salary expenses during the period.

General and administrative expenses also include professional fees, public-company costs, compliance-related costs and other administrative expenses required to support the Group’s operations. A significant portion of the Group’s personnel and operational support functions is located outside the United States, including in South Africa, which affects the Group’s overall cost structure.

As a medical-device company, the Group incurs costs related to regulatory filings, quality systems, product compliance and other requirements applicable to the markets in which it operates. As a publicly traded company quoted on the OTCQX Market, the Group also incurs costs associated with public-company reporting, investor relations, regulatory compliance and related corporate requirements. Certain compliance costs are nonrecurring in nature, while others are expected to recur as part of the Group’s ongoing regulatory and corporate obligations.

Research and Development Expenses

Research and development expenses decreased by $44,159, or approximately 67%, to $22,076 for the three months ended August 31, 2026, compared to $66,235 for the same period in the prior year. For the six months ended August 31, 2026, research and development expenses decreased by $85,203, or approximately 74%, to $30,046, compared to $115,249 for the same period in the prior year.

The decreases were primarily attributable to the timing of research and development activities during the respective periods. The Group’s research and development activities generally focus on product development, product improvements, process improvements, manufacturing efficiencies, regulatory readiness and selected projects that management believes are commercially relevant. Research and development expenses may fluctuate between periods depending on the timing and stage of specific projects.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $14,327, or approximately 191%, to $21,824 for the three months ended August 31, 2026, compared to $7,497 for the same period in the prior year. For the six months ended August 31, 2026, depreciation and amortization expense increased by $28,103, or approximately 187%, to $43,106, compared to $15,003 for the same period in the prior year.

The amount of depreciation recognized as an operating expense may fluctuate between periods based on the nature and use of the underlying assets and the allocation of manufacturing-related depreciation between inventory, cost of goods sold and operating expenses. The increases were also partially attributable to additional property and equipment being placed into service, including manufacturing equipment and medical simulation equipment used to support product demonstrations and training activities.

 Net Income

Net income for the three months ended August 31, 2026 was $40,866, compared to $346,566 for the three months ended August 31, 2025, representing a decrease of $305,700, or approximately 88%. Income before income taxes decreased by $356,579 to $180,243, compared to $536,822 for the same period in the prior year. The decrease was primarily attributable to lower income from operations and an increase in net non-operating expenses, partially offset by lower income-tax expense.

For the six months ended August 31, 2026, net income was $262,880, compared to $460,350 for the six months ended August 31, 2025, representing a decrease of $197,470, or approximately 43%. Income before income taxes decreased by $410,852 to $388,742, compared to $799,594 for the same period in the prior year. The decrease was primarily attributable to lower income from operations, partially offset by improved net non-operating income and lower income-tax expense.

For the three months ended August 31, 2026, the Group recorded current income-tax expense of $127,942 and deferred income-tax expense of $11,435, compared to current income-tax expense of $193,942 and a deferred income-tax benefit of $3,686 for the same period in the prior year. For the six months ended August 31, 2026, the Group recorded current income-tax expense of $127,942 and a deferred income-tax benefit of $2,080, compared to current income-tax expense of $456,788 and a deferred income-tax benefit of $117,544 for the same period in the prior year.

No current income-tax expense was recognized in the three months ended May 31, 2026. The entire year-to-date current provision of $127,942 was recognized in the three months ended August 31, 2026. The six-month deferred benefit of $2,080 is the net of a first-quarter deferred benefit of $13,515 and a second-quarter deferred expense of $11,435.

The Group’s effective tax rate is affected by the geographic mix of taxable income and losses, differences between applicable statutory tax rates, temporary differences, permanent differences and valuation allowances. In particular, taxable income generated by the Group’s South African operations is subject to income tax, while no corresponding deferred tax benefit has been recognized for certain losses incurred by the U.S. parent because realization of those tax benefits is not considered more likely than not.

The effective tax rate was approximately 77% for the three months ended August 31, 2026 and 32% for the six months then ended. The three-month rate exceeds both the U.S. statutory rate of 21% and the South African statutory rate of 27% because U.S. operating losses of $349,828 reduced consolidated pretax income without producing a tax benefit, while South African taxable income continued to be taxed currently. See Note 12.

Management considers income from operations by segment a useful measure in assessing the underlying performance of the business because this measure excludes financing income and expenses, income-tax effects and other items that may vary between periods.

Segment Contribution to Income/(loss) from operations

Three Months Ended August 31 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2026	2025	2026	2025	2026	2025
Income/(loss) from operations	(349,828)	(213,034)	552,551	741,599	202,723	528,565

Six Months Ended August 31 (unaudited)	Inside the United States ($)		Outside the United States ($)		Total ($)
	2026	2025	2026	2025	2026	2025
Income/(loss) from operations	(373,835)	(502,036)	757,430	1,308,058	383,595	806,022

Inside the United States

The Inside-the-United-States segment reported a loss from operations of $349,828 for the three months ended August 31, 2026, compared to a loss from operations of $213,034 for the same period in the prior year. Although segment revenue and gross profit increased, these improvements were more than offset by higher general and administrative and selling expenses. The increase in general and administrative expenses was attributable in part to increased U.S. commercialization activity associated with Outflo, including the employment of full-time personnel to support its launch and commercialization.

For the six months ended August 31, 2026, the segment’s loss from operations decreased to $373,835 from $502,036 for the same period in the prior year. The improvement was primarily attributable to higher revenue and gross profit generated through increased U.S. commercialization activity, particularly relating to Trachealator and, to a lesser extent, Outflo. This improvement was partially offset by higher selling expenses associated with the continued development of the Group’s U.S. commercial activities.

Outside the United States

The Outside-the-United-States segment reported income from operations of $552,551 for the three months ended August 31, 2026, compared to $741,599 for the same period in the prior year. The decrease was primarily attributable to lower gross profit resulting from changes in pricing under the Group’s South African distribution arrangements and inventory write-downs recorded in the South African operations. This was partially offset by lower selling and general and administrative expenses during the quarter.

For the six months ended August 31, 2026, the segment reported income from operations of $757,430, compared to $1,308,058 for the same period in the prior year. The decrease was primarily attributable to lower gross profit and higher operating expenses, particularly selling and general and administrative expenses. Selling expenses included distributor-support costs incurred under the Group’s South African distribution arrangements.

Total income from operations was $202,723 for the three months ended August 31, 2026, compared to $528,565 for the same period in the prior year. For the six months ended August 31, 2026, total income from operations was $383,595, compared to $806,022 for the same period in the prior year. The decreases were primarily attributable to the lower contribution from the Outside-the-United-States segment. For the six-month period, this was partially offset by the reduced operating loss in the Inside-the-United-States segment.

Liquidity and Capital Resources

As of August 31, 2026, the Company reported current assets of $6,436,639 and total assets of $6,952,807. Current liabilities at the same date were $955,281, resulting in working capital of $5,481,358. This compares with February 28, 2026, when current assets were $6,419,805 and total assets were $6,812,888, with current liabilities of $1,101,192 and working capital of $5,318,613.

Current assets remained relatively consistent with the February 28, 2026 balance. Accounts receivable increased from $2,352,474 as of February 28, 2026 to $2,618,622 as of August 31, 2026, primarily due to sales activity and the timing of customer collections. This increase was substantially offset by decreases in cash and inventory. Cash and cash equivalents decreased from $2,757,024 to $2,584,106, while inventory decreased from $1,236,373 to $1,153,731, primarily as a result of sales and usage during the period, together with inventory write-downs recorded in the South African operations.

The increase in total assets was primarily attributable to an increase in the operating right-of-use asset following the renewal of the Company’s operating lease and additions to property and equipment, partially offset by the decrease in cash and inventory. Property, plant and equipment increased from $331,346 as of February 28, 2026 to $374,808 as of August 31, 2026, while the operating right-of-use asset increased from $12,880 to $90,789.

Current liabilities decreased from $1,101,192 as of February 28, 2026 to $955,281 as of August 31, 2026. The decrease was primarily attributable to the timing and settlement of supplier payments, which resulted in accounts payable and accrued liabilities decreasing from $1,086,287 to $927,101. This decrease was partially offset by an increase in the current portion of the operating lease liability following the lease renewal.

Total liabilities decreased from $1,101,693 as of February 28, 2026 to $1,018,763 as of August 31, 2026. The decrease in accounts payable and accrued liabilities was partially offset by the recognition of the operating lease liability associated with the renewed lease. Working capital increased by $162,745 during the period, from $5,318,613 as of February 28, 2026 to $5,481,358 as of August 31, 2026, primarily due to the decrease in current liabilities.

The Company believes that funds generated from operations, together with its existing cash reserves, will be sufficient to finance its current operations and meet its obligations over the next 12 months. The Company will continue to monitor its cash requirements and may consider additional funding sources, where appropriate, to support working-capital requirements, capital expenditures, strategic opportunities or other business needs.

In allocating capital to research and development, the Company continues to follow an R&D-light approach. This approach focuses on selected projects that are closer to commercialization, process improvements, manufacturing efficiencies and regulatory expansion. The Company also uses royalty-based arrangements where appropriate, which limit direct development expenditure while allowing continued participation in selected product-development activities.

The Company also plans to undertake clinical write-ups in new territories to facilitate market entry and compliance with applicable local regulatory requirements. The timing and extent of expenditure on these activities will depend on the territories selected, applicable regulatory requirements and the progress of the related commercialization initiatives.

To support potential acquisitions, strategic partnerships, capital expenditures and selected research and development initiatives, the Company may consider additional debt or equity financing or establishing lines of credit to supplement cash flows generated from operations.

Cash flow movements

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended August 31, 2026 (unaudited) ($)	Six Months Ended August 31, 2025 (unaudited) ($)
Net cash provided by (used in):
Operating Activities	(68,599)	464,300
Investing Activities	(86,985)	—
Financing Activities	—	(980,467)

Cash Flows from Operating Activities

For the six months ended August 31, 2026, net cash used in operating activities was $68,599, compared with net cash provided by operating activities of $464,300 for the six months ended August 31, 2025. The change was primarily attributable to lower net income, an increase in accounts receivable, a decrease in accounts payable and accrued liabilities, and income-tax payments during the current period.

Before income-tax payments, operating activities provided net cash of $58,657 during the six months ended August 31, 2026. Income-tax payments of $127,256 resulted in net cash used in operating activities of $68,599.

Although the Company generated net income of $262,880 for the six months ended August 31, 2026, movements in accounts receivable and accounts payable and accrued liabilities, together with income-tax payments, resulted in net cash used in operating activities for the period.

Working Capital Movements

Cash flows from operating activities were significantly affected by the Company’s net income, income-tax payments and changes in working capital during the six months ended August 31, 2026.

Amounts in the bullets below are the cash-flow movements exclusive of foreign-currency translation and therefore will not equal the change in the corresponding balance-sheet captions.

•         Trade receivables: Accounts receivable increased by $362,033 during the six months ended August 31, 2026, compared to an increase of $273,143 during the same period in the prior year. The current-period increase was primarily attributable to sales activity and the timing of customer collections.

•         Inventory: Inventory decreased by $84,599 during the six months ended August 31, 2026, compared to an increase of $29,799 during the same period in the prior year. The decrease during the current period was primarily attributable to sales and inventory usage, together with inventory write-downs recorded in the South African operations.

•         Prepayments: Prepayments increased by $5,142 during the six months ended August 31, 2026, compared to an increase of $104,528 during the same period in the prior year. The smaller current-period movement reflects the payment and subsequent amortization of prepaid expenses, including the Company’s annual insurance premium.

•         Accounts payable and accrued liabilities: Accounts payable and accrued liabilities decreased by $112,183 during the six months ended August 31, 2026, compared to a decrease of $101,597 during the same period in the prior year. The decreases were primarily attributable to the timing and settlement of supplier payments.

Overall, the change from net cash provided by operating activities of $464,300 in the prior-year period to net cash used in operating activities of $68,599 in the current period was primarily attributable to lower net income, a larger increase in accounts receivable, the decrease in accounts payable and accrued liabilities, and income-tax payments of $127,256. These outflows were partially offset by the decrease in inventory and the smaller increase in prepayments.

Cash Flows from Investing Activities

For the six months ended August 31, 2026, net cash used in investing activities was $86,985, compared to no cash flows from investing activities for the six months ended August 31, 2025. The cash used in investing activities during the current period related to purchases of property and equipment.

A significant portion of the capital expenditure during the period related to the acquisition of medical simulation equipment. This equipment is intended to support training and product-education activities, including product familiarization and the demonstration of procedures in a simulated environment.

Cash Flows from Financing Activities

For the six months ended August 31, 2026, the Company reported no cash flows from financing activities, compared to net cash used in financing activities of $980,467 for the six months ended August 31, 2025.

The cash used in financing activities during the prior-year period related to the repayment of debt. No comparable repayments, borrowings or equity-financing transactions occurred during the six months ended August 31, 2026. The loan previously outstanding to Minoan Medical was substantially settled by August 31, 2025, during the prior fiscal year, and therefore no repayments relating to this loan were made during the current period.

Off Balance Sheet Arrangements

As of August 31, 2026, there were no off-balance sheet arrangements.

Critical Accounting Estimates

There have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2026. For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended February 28, 2026.

Recently Issued Accounting Pronouncements

See Note 2.w. The Company adopted ASU 2023-07 in fiscal 2026. ASU 2023-09 is expected to be adopted for the fiscal year beginning March 1, 2026 under the Company’s emerging-growth-company extended transition period and is expected to affect income-tax disclosure presentation rather than recognition or measurement. ASU 2024-03 is being evaluated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the period ended August 31, 2026. The purpose of this evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report i.e. the three months ended August 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

Deteriorating relations between the United States and South Africa could disrupt our supply chain, increase our costs and adversely affect our operations.

A significant portion of the products sold by the Company in the United States is manufactured by our South African subsidiary and exported to the United States. Accordingly, our business is exposed to changes in trade policy and relations between the governments of the United States and South Africa.

Inside-the-United-States segment revenue was $200,122 for the three months ended August 31, 2026 and $480,217 for the six months then ended. Those sales depend on the Company’s ability to export finished devices from South Africa.

On September 4, 2026, President Trump publicly stated that the United States could cease trading with countries with which it has a trade deficit if the Federal Reserve did not lower interest rates, and suggested that an embargo could be preferable to tariffs. Although these comments were not directed specifically at South Africa, the United States currently has a goods trade deficit with South Africa. No embargo or other restriction arising from these comments has been implemented, and the comments do not currently affect the Company’s operations or its ability to export products from South Africa to the United States. Nevertheless, the comments create additional uncertainty regarding future U.S. trade policy and, when considered together with broader tensions between the United States and South Africa, may indicate an increased risk of measures that could affect trade between the two countries.

In addition, in September 2026, the U.S. government announced a visa restriction policy targeting certain foreign nationals considered responsible for, or complicit in, specified South African laws and policies. The restrictions are targeted at individuals and do not currently restrict the Company’s operations or trade between the United States and South Africa. However, the announcement represents a further deterioration in relations between the two countries and may be followed by additional measures.

Further deterioration in relations or changes in U.S. trade policy could result in additional tariffs, import restrictions, increased customs scrutiny, sanctions-related measures, restrictions on travel or business activities, or, in an extreme case, an embargo or other limitation on trade between the United States and South Africa. The nature, timing, scope and duration of any such measures, and whether they would apply to the Company or its products, are uncertain.

Products the Company already ships from South Africa to the United States may be subject to existing U.S. customs duties. Any increase in those duties, or any new tariff, would raise landed cost in the United States and would reduce gross margin unless the Company is able to pass the cost through to customers.

More extensive trade restrictions could delay or prevent shipments from our South African subsidiary to the United States, disrupt product availability, reduce our competitiveness and require us to identify alternative manufacturing or supply arrangements. Such alternatives may not be available on acceptable terms, or at all, and could require regulatory approvals, additional investment and significant time to implement. Any of these developments could materially adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: October 8, 2026
	By:	/s/ Gregory Vizirgianakis
Gregory Vizirgianakis
	Title:	Chief Executive Officer and Principal Executive Officer

Medinotec, Inc.
Date: October 8, 2026
	By:	/s/ Pieter van Niekerk
Pieter van Niekerk
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

